Form 10-Q
period 2021-09-30
LEGATO MERGER CORP. II
filed 2021-12-16
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41090

LEGATO MERGER CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-1783910
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor

New York, NY 10017

(Address of principal executive offices)

(212) 319-7676

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-half of one redeemable warrant	LGTOU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	LGTO	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share	LGTOW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 16, 2021, there were 35,911,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

ASSETS
Current assets:
Cash	$9,614
Total current assets	$9,614
Deferred offering costs	105,942
Total assets	$115,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to stockholder	$65,000
Deferred offering costs payable	25,235
Total current liabilities	$90,235

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $.0001 par value; 50,000,000 shares authorized, 7,140,000 shares issued and outstanding(1) (2)	714
Additional paid-in capital	25,156
Accumulated deficit	(549)
Total stockholders’ equity	25,321
Total liabilities and stockholders’ equity	$115,556

(1)	This number includes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result 900,000 shares were no longer subject to forfeiture

(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 7,140,000 shares issued and outstanding (see Note 7). All shares and per-share amounts have been retroactively restated to reflect the share dividend.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Formation and operational costs	$549

Net loss	$(549)

Weighted average shares outstanding, basic and diluted(1) (2)	6,240,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholders to the extent that the underwriters’ over-allotment option is not exercised in full (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result, 900,000 shares were no longer subject to forfeiture

(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 7,140,000 shares issued and outstanding (see Note 7). All shares and per-share amounts have been retroactively restated to reflect the share dividend.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 14, 2021 (inception)	—	$—	$—	$—	$—

Common shares issued to initial stockholders(1) (2)	6,900,000	690	24,310		25,000

Issuance of Representative Shares(2)	240,000	24	846		870

Net loss				(549)	(549)

Balance at September 30, 2021	7,140,000	$714	$25,156	$(549)	$25,321

(1)	This number includes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result 900,000 shares were no longer subject to forfeiture

(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 7,140,000 shares issued and outstanding (see Note 7). All shares and per-share amounts have been retroactively restated to reflect the share dividend.

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

Cash flow from operating activities
Net loss	$(549)
Net cash used by operating activities	(549)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	12,500
Offering costs paid	(67,337)
Proceeds from stockholder note	65,000
Net cash provided by financing activities	10,163

Net increase in cash and cash equivalents	9,614

Cash at beginning of period	—
Cash at end of period	$9,614

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by the initial stockholder in exchange for common stock	$12,500
Issuance of Representative Shares (see Note 7)	$870

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Organization and Plan of Business Operations

Legato Merger Corp. II (the “Company”) was incorporated in Delaware on July 14, 2021 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At September 30, 2021 the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the proposed public offering described below. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021 the Company consummated the Initial Public Offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3, (“Proposed Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. In addition, as of November 24, 2021, cash of $1,716,429 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 private units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees. A total of $36,540,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $280,140,000.

All of the proceeds the Company receives from the sale of Private Units will be placed in the trust account described below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Proposed Public Offering and the sale of Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company intends to apply to have the Units listed on the Nasdaq Global Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination (net of taxes payable and deferred underwriting commissions), although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Initial Public Offering, the over-alottment and the private placement, $280,140,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 15 months from the consummation of the Initial Public Offering (or 18 months from the closing of the Proposed Public Offering if the Company has executed a definitive agreement for a Business Combination within such 15-month period) (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s officers, directors and initial stockholders (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of common stock included in the Placement Units (the “Placement Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation.

The Company will have until the expiration of the Combination Period to consummate its initial Business Combination. If the Company is unable to consummate a Business Combination within the Combination Period and stockholders do not otherwise extend the Combination Period by approving an amendment to the Company’s Amended and Restated Certificate of Incorporation, the Company will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the Trust Account not previously released to the Company to pay its tax obligations and up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and; (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption as provided in its charter, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation as described above. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Crescendo Advisors, LLC, an entity affiliated with Mr. Rosenfeld, the Company’s Chief SPAC Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.15 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, we have not asked it to reserve for such obligations and we do not believe it has any significant liquid assets.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $9,614 in cash.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, as of September 30, 2021, of $65,000 under the Note (as defined in Note 5). The Note balance was settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from July 14, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on December 1, 2021

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying offering costs including existing accounts payable and accrued expenses, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of September 30, 2021.

Offering Costs

The Company complies with the requirements of Financial Accounting Standard Board (FASB) Account Standard Codification (ASC) 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Upon the completion of the Initial Public Offering, costs associated with the common stock issued were charged against their carrying value. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 900,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on July 14, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Accounting for Warrants:

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under

ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, on November 24, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the initial stockholders and EBC purchased an aggregate of 1,045,000 Private Units, at $10.00 per Private Unit for a total purchase price of $10,450,000. Each Private Unit consists of one share of common stock or “private share,” and one-half of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

Note 5 — Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares being issued and outstanding. The Founder Shares include an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares (as defined in Note 7)).

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and the date on which the closing price of the common shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. No amounts have been paid or accrued as of September 30, 2021.

Note — Related Party

On August 23, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. As of September 30, 2021, there was $65,000 outstanding under the promissory note. The note balance was settled shortly after the consummation of the Initial Public Offering.

On November 5, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $31,500 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The note balance was settled shortly after the consummation of the Initial Public Offering.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of this prospectus, as well as the holders of the private units and any units our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private units and units issued to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,800,000 upon the closing of the Proposed Public Offering.

The underwriters are also entitled to a deferred underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering.

On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 private units at $10.00 per unit, generating total proceeds of $1,260,000. The underwriters are now entitled $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, 7,140,000 shares of common stock were issued and outstanding, comprised of 240,000 Representative Shares (as described below) and 6,900,000 Founder Shares, of which 900,000 shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full so that the holders of the Founder Shares will own 20% of the issued and outstanding common shares after the Proposed Public Offering. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 Representative Shares being issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share transaction.

All of the Founder Shares will be placed into an escrow account on the closing of the Proposed Public Offering. Subject to certain limited exceptions, these shares will not be released from escrow until the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

Representative Shares

The Company has issued to the designees of EBC 240,000 shares of common stock (the “Representative Shares”) for a nominal consideration, paid to the Company, shortly after the IPO. The Company accounted for the Representative Shares as an offering cost of the Proposed Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $870 based upon the price of the Founder Shares issued to the Initial Stockholders. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement related to the Proposed Offering except to any underwriter and selected dealer participating in the Proposed Offering and their bona fide officers or partners.

Warrants

As of September 30, 2021, there were no warrants outstanding. In connection with the Company’s Initial Public Offering, and subsequent over-allotment, as of November 24, 2021, the Company has 12,000,000 Public Warrants and 522,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

The Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five  years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the completion of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding warrants:

-	in whole and not in part;

-	at a price of $0.01 per warrant;

-	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

-	if, and only if, the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the Warrants as described above unless an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the Warrants is effective and a current prospectus relating to those of shares is available throughout the 30-day redemption period or the Company has elected to require the exercise of the warrants on a “cashless basis”.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transaction that occurred up to the date the unaudited condensed interim financial statements were issued. Other than as described and disclosed in these unaudited condensed interim financial statements, and in relation to Initial Public Offering and the Over-Allotment, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 14, 2021, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 14, 2021 (inception) to September 30, 2021, we had a net loss of $549, solely consisting of general and administrative expenses.

Liquidity and Capital Resources

On November 24, 2021, the Company consummated the Initial Public Offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,000 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlybirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”). On November 29, 2021, the underwriters fully exercised their over-allotment option, resulting in the sale on December 1, 2021 of an additional 3,600,000 Units issued for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 private units at $10.00 per unit, generating total proceeds of $1,260,000.

Following the Initial Public Offering and the sale of the Private Units, a total of $280,140,000 was placed in the Trust Account and we had $1,716,429 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $15,660,526 in transaction costs, including $5,520,000 in cash underwriting fees, 9,660,000 of deferred underwriting fees, and $480,526 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our common stock is used in whole or in part as consideration to affect our Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders and their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use any funds available to it outside of the Trust Account to repay any such loaned amounts.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on December 1, 2021 and November 23, 2021, respectively.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives andja Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on July 14, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 24, 2021, we consummated the Initial Public Offering of 24,000,000 Units, at a price of $10.00 per Unit, generating total gross proceeds of $240,000,000. EarlyBirdCapital, Inc. acted as the sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-260816 and 333-261260). The Securities and Exchange Commission declared the registration statements effective on November 22, 2021.

Simultaneous with the consummation of the Initial Public Offering, we consummated the private placement of an aggregate of 104,500 Private Units to our initial stockholders and EarlyBirdCapital at a price of $10.00 per Private Unit, generating total proceeds of $10,450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On November 29, 2021, the underwriters fully exercised their over-allotment option, resulting in the sale on December 1, 2021 of an additional 3,600,000 Units issued for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, we also consummated the sale of an additional 126,000 Private Units at $10.00 per unit, generating total proceeds of $1,260,000.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the Private Units, $280,140,000 was placed in the Trust Account.

Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted $15,660,526 in transaction costs, including $5,520,000 in cash underwriting fees, 9,660,000 of deferred underwriting fees, and $480,526 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP. II

Date: December 16, 2021	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2021	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)