Form 10-K
period 2021-12-31
LEGATO MERGER CORP. II
filed 2022-03-17
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number

LEGATO MERGER CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85-1783294
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

777 Third Avenue, 37th Floor New York, NY	10017
(Address of principal executive offices)	(zip code)

(212) 319-7676

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock and one-half of one redeemable warrant	LGTOU	The Nasdaq Stock Market LLC

Common stock, par value $0.0001 per share	LGTO	The Nasdaq Stock Market LLC

Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	LGTOW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of March 17, 2022, 35,911,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated November 22, 2021, as filed with the Securities and Exchange Commission on November 23, 2021, pursuant to Rule 424(b)(4) (SEC File Nos. 333-260816 and 333-261260) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following an initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete an initial business combination;

●	pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or the Neo Exchange or an inability to have our securities listed on Nasdaq, Neo Exchange or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	public securities’ potential liquidity and trading;

●	lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this annual report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this annual report, those results or developments may not be indicative of results or developments in subsequent periods.

i

LEGATO MERGER CORP. II

FORM 10-K

ii

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Legato Merger Corp. II.

We are a blank check company formed under the laws of the State of Delaware on July 14, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business are not be limited to a particular industry or geographic location.

In July 2021, we issued an aggregate of 5,750,000 shares of our common stock (“founders’ shares”) for an aggregate purchase price of $25,000, or approximately $0.005 per share, to our initial stockholders. In November 2021, we effectuated a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, resulting in our initial stockholders holding an aggregate of 6,900,000 founders’ shares.

In August 2021, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 240,000 shares of common stock (after giving effect to the stock dividend referred to above) (“representative shares”) at a price of $0.0001 per share.

On November 24, 2021, we consummated the IPO of 24,000,000 units. Each unit (“Unit”) consists of one share of common stock and one-half of one redeemable warrant (“Warrant”), with each whole Warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 1,045,000 units (“Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $10,450,000. The Private Units were sold to our initial stockholders and EarlyBirdCapital and its designees. The Private Units are identical to the Units included in the Units sold in the IPO.

On December 1, 2021, as a result of the underwriters’ election to fully exercise their over-allotment option, we consummated the sale of an additional 3,600,000 Units at $10.00 per Unit, generating gross proceeds of $36,000,000. Simultaneously with the closing of the sale of additional Units, we consummated the sale of an additional 126,000 Private Units at $10.00 per Private Unit, generating total proceeds of $1,260,000. Following the closing of the over-allotment option and sale of additional Private Units, an aggregate amount of $280,140,000 has been placed in the trust account established in connection with the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 founder shares’ are no longer subject to forfeiture.

Transaction costs amounted to $15,660,526, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $480,526 of other offering costs. As of December 31, 2021, $1,100,031 of cash was held outside of the trust account established in connection with the IPO and is available for working capital purposes.

On December 22, 2021, the shares of Common Stock and Warrants included in the Units began separate trading.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated November 22, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 22, 2021, incorporated by reference herein. Since such date, there have been no material changes to the risks relating to our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 777 Third Avenue, 37th Floor, New York, NY 10017. The cost for this space is included in the $15,000 per-month fee Crescendo Advisors II, LLC, an entity controlled by Eric Rosenfeld, our Chief SPAC Officer, charges us for general and administrative services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Global Market (“Nasdaq”) under the symbols LGTOU, LGTO and LGTOW, respectively.

Holders

As of February 22, 2022, there were 27 holders of record of our units, 31 holders of record of our common stock and 1 holder of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 24, 2021, we consummated our IPO of 24,000,000 units. Each unit consisted of one share of common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $240,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260816) which was declared effective by the Securities and Exchange Commission on November 22, 2021, and a registration statement on Form S-1MEF (No. 333-261260) which became effective automatically upon filing on November 22, 2021.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 1,045,000 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $10,450,000. The Private Units were sold to our initial stockholders, and EarlyBirdCapital and its designees. The Private Units are identical to the warrants included in the units sold in the IPO.

Following the closing of the IPO on November 24, 2021, an amount of $240,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”)

On December 1, 2021, as a result of the underwriters’ election to exercise their over-allotment option in full, we consummated the sale of an additional 3,600,000 Units, at $10.00 per Unit, and the sale of an additional 126,000 Private Units, at a price of $10.00 per Private Unit, generating total gross proceeds of $1,260,000. A total of $36,540,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $280,140,000.

On or about December 22, 2021, the shares of Common Stock and Warrants included in the Units began separate trading.

Transaction costs amounted to $15,660,526, consisting of $5,520,000 in underwriting fees, $9,660,000 of deferred underwriting fees and $480,526 of other offering costs. In addition, as of December 31, 2021, cash of $1,100,031 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance).

For the period from July 14, 2021 (inception) to December 31, 2021, we had a net loss of ($138,439), which consisted of operating costs of $162,602, offset by Investment income on Trust Account of $24,163.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,100,031 in cash, and a working capital balance of $1,432,742.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $65,000 under the Note (as defined in Note 5). The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available. Subsequent to the consummation of the Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on December 1, 2021 and November 23, 2021, respectively.

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

Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 representative shares being issued and outstanding. The Founder Shares include an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Public Offering and excluding the Representative Shares (as defined in Note 7)). On December 1, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on the effective date of the Public Offering. $19,500 has been paid as of December 31, 2021.

Note — Related Party

On August 23, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available

On November 5, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $31,500 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Accounting for Warrants

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

Common Stock Subject to Possible Redemption

Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,600,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gregory Monahan	48	Chief Executive Officer and Director
Eric S. Rosenfeld	64	Chief SPAC Officer
Adam Jaffe	31	Chief Financial Officer and Secretary
Brian Pratt	68	Director and Non-Executive Chairman of the Board
David D. Sgro	45	Director and Non-Executive Vice Chairman of the Board
Adam J. Semler	55	Director
D. Blair Baker	59	Director
Ryan Hummer	42	Director
Craig Martin	70	Director
John Ing	73	Director

Gregory Monahan has served as our Chief Executive Officer and a member of our board of directors since November 2021. Mr. Monahan has served as a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since 2005 and as the Senior Portfolio Manager of Jamarant Capital, L.P. a private investment partnership, since January 2016. Mr. Monahan previously co-founded Bind Network Solutions, a consulting firm formed in 1998 and focused on network infrastructure and security. Mr. Monahan currently serves on the board of directors of Absolute Software Corp, a provider of security and management for computer and ultra-portable devices, and Primo Water Corporation, a leading pure-play water solutions provider in North America, Europe and Israel. From June 2016 to May 2019, he was a director of BSM Technologies, a commercial fleet telematics provider. Mr. Monahan also served as a director of COM DEV International, a designer and manufacturer of space hardware from April 2013 to April 2016; ENTREC Corporation, a crane and heavy haul transportation company from May 2015 to May 2016; SAExploration Holdings, a geophysical services company offering seismic data acquisition services to the oil and gas industry from June 2013 to July 2016,; O’Charley’s Inc., a multi-concept restaurant company from March 2008 to April 2012; and Bridgewater Systems, a telecommunications software provider from May 2009 to August 2011. Mr. Monahan is well-qualified to serve as a member of our board due to his experience and relationships and contacts.

Eric S. Rosenfeld has served as our Chief SPAC Officer since our inception and will provide key services in connection with locating and consummating an initial business combination. Since August 2017, he has served as Chief Executive Officer of Allegro and served as chairman of the board from August 2017 until April 2018. He served as the Chief SPAC Officer of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021, and has served as a member of the board of directors of Algoma since such time. From May 2014 until its merger with NextDecade in July 2017, Mr. Rosenfeld served as the chairman of the board and Chief Executive Officer of Harmony and served as a member of the board of NextDecade from that time until June 2020. Mr. Rosenfeld served as Quartet’s chairman of the board and Chief Executive Officer from its inception in April 2013 until its merger with Pangea in October 2014, and has served as a director of Pangaea since such time. Mr. Rosenfeld was chairman of the board and Chief Executive Officer of Trio from its inception in June 2011 until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 until its business combination with Primoris in July 2008, Mr. Rosenfeld served as the chairman of the board, Chief Executive Officer and President of Rhapsody and served as a director of Primoris from the completion of its business combination until May 2014. From its inception in April 2004 until its business combination with Hill International in June 2006, he was the chairman of the board, Chief Executive Officer and President of Arpeggio and served as a director of Hill International from the time of the business combination until June 2010. Mr. Rosenfeld has been the President and Chief Executive Officer of Crescendo Partners, L.P. since its formation in November 1998. He has also been the senior managing member of Crescendo Advisors II LLC, the entity providing us with general and administrative services, since its formation in August 2000. Since November 2018, Mr. Rosenfeld has served as chairman emeritus of CPI Aerostructures, Inc. a NYSE American-listed company engaged in the contract production of structural aircraft parts for fixed wing aircraft and helicopters in both the commercial and defense markets. He became a director of CPI in April 2003 and served as chairman from January 2005 until November 2018. Mr. Rosenfeld has also served on the board of Primo Water Corp. (formerly Cott Corporation), a NYSE-listed beverage company, since June 2008 and is currently the Lead Independent Director. Mr. Rosenfeld has served as a board member of Aecon Group Inc., a Toronto Stock Exchange listed provider of construction and infrastructure development services, since June 2017. Mr. Rosenfeld served as a board member of Canaccord Genuity Group Inc, a Toronto Stock Exchange listed investment bank, from August 2020 until March 2021.

Prior to forming Crescendo Partners, Mr. Rosenfeld had been Managing Director at CIBC Oppenheimer and its predecessor company Oppenheimer & Co., Inc. since 1985. He was also chairman of the board of Spar Aerospace Limited, a company that provides repair and overhaul services for aircraft and helicopters used by governments and commercial airlines, from May 1999 through November 2001, until its sale to L-3 Communications. He served as a director of Hip Interactive, a Toronto Stock Exchange-listed company that distributed and developed electronic entertainment products, from November 2004 until July 2005. Mr. Rosenfeld also served as a director of AD OPT Technologies Inc., which was a Toronto Stock Exchange-listed company from April 2003 to November 2004, when it was acquired by Kronos Inc. Mr. Rosenfeld also served as a director and head of the special committee of Pivotal Corporation, a Canadian-based customer relations management software company that was sold to Chinadotcom in February 2004. He was a director of Sierra Systems Group, Inc., a Toronto Stock Exchange-listed information technology, management consulting and systems integration firm based in Canada from October 2003 until its sale in January 2007. From October 2005 through March 2006, Mr. Rosenfeld was a director of Geac Computer Corporation Limited, a Toronto Stock Exchange and NASDAQ-listed software company, which was acquired by Golden Gate Capital. He was also a director of Emergis Inc., a Toronto Stock Exchange-listed company that enables the electronic processing of transactions in the finance and healthcare industries, from July 2004 until its sale to Telus Corporation in January 2008. Mr. Rosenfeld also served on the board of Matrikon Inc. a Toronto Stock Exchange-listed provider of solutions for industrial intelligence, from July 2007 until its sale to Honeywell International, Inc. in June 2010. He was also a member of the board of Dalsa Corporation, a Toronto Stock Exchange-listed company that designs and manufactures digital imaging products, from February 2008 until its sale to Teledyne in February 2011. From October 2005 until its final liquidation in December 2012, he was the chairman of the board of Computer Horizons Corp., quoted on the OTCBB, that, before the sale of the last of its operating businesses in February 2007 (at which time it was NASDAQ-listed), provided information technology professional services with a concentration in sourcing and managed services. From December 2012 until December 2019, Mr. Rosenfeld served as a board member of Absolute Software Corporation, a Toronto Stock Exchange listed provider of security and management for computers and ultra-portable devices.

Mr. Rosenfeld is a regular guest lecturer at Columbia Business School and Tulane Law School and has served on numerous panels at Queen’s University Business Law School Symposia, McGill Law School, the World Presidents’ Organization and the Value Investing Congress. He is a senior faculty member at the Director’s College. He has also been a guest host on CNBC.

Adam H. Jaffe has served as our Chief Financial Officer and Secretary since our inception. Mr. Jaffe has served as Chief Financial Officer of Allegro since April 2018. Mr. Jaffe joined Crescendo Partners, LP in February 2018 as the fund’s controller and Chief Compliance Officer, and currently serves as Chief Financial Officer. Mr. Jaffe has also served as the Chief Financial Officer and Chief Compliance Officer for Jamarant Capital, L.P., an investment firm founded in 2015, since 2018. He served as the Chief Financial Officer and Secretary of Legato I from its formation in June 2020 until its merger with Algoma in October 2021. Mr. Jaffe also currently serves on the board of The Green Organic Dutchman, a CSE-listed Canadian Cannabis company. Prior to joining Crescendo Partners LP, Mr. Jaffe was the Senior Fund Accountant for the real estate private equity fund, GTIS Partners LP, from September 2016 to February 2018. While at GTIS Partners, Mr. Jaffe focused on the development of residential homes, land development, and single-family homes for rental properties across the United State and Brazil. From September 2014 to September 2016, Mr. Jaffe worked at EisnerAmper LLP. Mr. Jaffe is a New York State Certified Public Accountant (CPA).

Brian Pratt has served as a member of our board of directors and non-executive chairman of the board since November 2021. Mr. Pratt served as non-executive chairman of the board of Legato I from August 2020 until its merger with Algoma in October 2021 and has continued to serve as a member of the board of directors of Algoma since such time. Mr. Pratt served as chairman of Primoris Services Corp from July 2008 until May 2019 and as a Director from July 2008 to February 2020. He served as Primoris’ President and Chief Executive Officer from July 2008 to October 25, 2015. Mr. Pratt has been managing his personal investments since leaving Primoris. From 1983 through July 2008, he served as the President, Chief Executive Officer and chairman of the board of Primoris’ predecessor entity, ARB, Inc. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry. Mr. Pratt is well-qualified to serve as a member of our board due to his experience and relationships and contacts.

David D. Sgro has served as a member of our board of directors since its inception and non-executive vice chairman of the board since November 2021 and served as our Chief Executive Officer from our inception to November 2021. He has served as Chief Operating Officer of Allegro Merger Corp. since August 2017 and its chairman of the board since April 2018 and served as its Chief Financial Officer from November 2017 until April 2018. He served as the Chief Executive Officer and a member of the board of directors of Legato I from its inception in June 2020 until it completed its business combination with Algoma in October 2021 and Mr. Sgro has served as a member of the board of directors of Algoma since such time. Mr. Sgro served as Harmony Merger Corp.’s Chief Operating Officer and Secretary since its inception in May 2014 until its merger with NextDecade in July 2017 and as a director from May 2014 to August 2016 and then again from its merger with NextDecade until June 2018. Mr. Sgro served as Quartet Merger Corp.’s Chief Financial Officer, Secretary and a member of its board of directors from April 2013 until its merger with Pangaea in October 2014 and has served as a director of Pangaea since such time. Mr. Sgro served as Trio Merger Corp.’s Chief Financial Officer, Secretary, and a member of its board of directors from its inception in June 2011, until its merger with SAE in June 2013 and served as a director of SAE from that time through July 2016. From April 2006 to July 2008, Mr. Sgro served as the Chief Financial Officer of Rhapsody Acquisition Corp. and from July 2008 to May 2011, Mr. Sgro served as a director of Primoris. Mr. Sgro held numerous positions with Crescendo Partners from December 2005 through December 2021. Mr. Sgro has served as the director of research for Jamarant Capital, L.P., a private investment partnership, since January 2016. Mr. Sgro also currently serves as chairman of the board of Hill International Inc., a NYSE listed construction project management firm. Mr. Sgro served on the boards of BSM Technologies, Inc., a TSX listed GPS enabled fleet management service provider from July 2016 until its sale to Geotab in June 2019; Bridgewater Systems, Inc., a TSX listed telecommunications software company, from June 2008 until its sale to Amdocs in August 2011; Imvescor Restaurant Group, a TSX listed restaurant franchisor, from March 2016 until its sale to MYR Group in February 2018; and COM DEV International Ltd., a global designer and manufacturer of space hardware from April 2013 to February 2016. From August 2003 to May 2005, Mr. Sgro attended Columbia Business School. From June 1998 to May 2003, he worked as an analyst and then senior analyst at Management Planning, Inc., a firm engaged in the valuation of privately held companies. Simultaneously, Mr. Sgro worked as an associate with MPI Securities, Management Planning, Inc.’s boutique investment banking affiliate. In 2001, Mr. Sgro became a Chartered Financial Analyst (CFA) Charterholder. Mr. Sgro is a regular guest lecturer at Columbia Business School and an adjunct faculty member of The College of New Jersey. Mr. Sgro is well-qualified to serve as a member of the board due to his public company experience and operational experience.

Adam J. Semler has served as a member of our board of directors since November 2021. He has served as a member of the board of directors of Allegro since April 2018. Mr. Semler served as a member of Legato I’s board of directors from August 2020 until its merger with Algoma in October 2021. Mr. Semler served as a member of Harmony’s board of directors from July 2014 until its merger with NextDecade. Mr. Semler joined York Capital Management, LLC, an investment management fund, in 1995 and held several positions with the firm, most recently holding the position of Chief Operating Officer and member of its managing partner until he retired in December 2011. While at York Capital Management, he was responsible for all financial operations of the firm. During this time, he also served as Chief Financial Officer and secretary of York Enhanced Strategies Fund, LLC, a closed ended mutual fund. Previously, he was at Granite Capital International Group, an investment management firm, where Mr. Semler was responsible for the accounting and operations function for its equity products. He also previously worked as a senior accountant at Goldstein, Golub, Kessler & Co., where Mr. Semler specialized in the financial services industry, as well as a senior accountant at Berenson, Berenson, Adler. Mr. Semler has also served on the Board of Hebrew Public, a not for profit charter school network, since May 2015. Mr. Semler is a C.P.A. Mr. Semler is well-qualified to serve as a member of our board due to his financial and accounting expertise as well as his experience with prior blank check companies.

D. Blair Baker has served as a member of our Board since November 2021. Mr. Baker has served as the President of Precept Capital Management (“Precept”), an investment management company based in Dallas, Texas, since he founded Precept in 1998. Precept invests across multiple industries and asset types, focusing primarily on publicly-traded securities. Since August 2014, Mr. Baker has served on the board of publicly-traded SWK Holdings Corporation, and he currently chairs SWK’s Audit Committee. Mr. Baker served as a member of Legato I’s board of directors from August 2020 until its merger with Algoma in October 2021. He has also served on numerous private company boards. Prior to founding Precept, Mr. Baker was a portfolio manager at John McStay Investment Counsel, an investment management company based in Dallas that was acquired by AIG. Prior to McStay, Mr. Baker served as a portfolio manager at Friess Associates of Delaware. Mr. Baker also served as Vice President and Research Analyst at Rauscher, Pierce, Refsnes, which was acquired by RBC. Earlier in his career, Mr. Baker developed operating system software as a software engineer for a publicly-traded super-computer manufacturer named Convex Computer Corporation. Mr. Baker is well-qualified to serve as a member of our board due to his public company investing experience.

Ryan Hummer, CFA has served as a member of our board since November 2021. Mr. Hummer joined Ancora Holdings Inc., a boutique investment services firm, in 2008 and currently serves as Director, Alternatives Portfolio & Risk Manager where he acts chiefly as the risk manager for Ancora’s alternatives group. Mr. Hummer is also a portfolio manager for the arbitrage strategy of Ancora’s multi-strategy investment partnership. Mr. Hummer served as a member of Legato I’s board of directors from August 2020 until its merger with Algoma in October 2021. Mr. Hummer previously worked as an equity analyst and portfolio manager at a boutique large-cap value RIA in Cleveland. He performed due diligence on potential equity investments including management interviews, site-visits, competitive sustainability research, and financial statement analysis. Mr. Hummer also built complex financial models to assign intrinsic values to these equities based on diligence findings. He began his career in the financial industry in Chicago where he spent three years working at proprietary trading firms trading derivatives, primarily options and futures. Mr. Hummer holds the Chartered Financial Analyst (CFA) designation. Mr. Hummer is well-qualified to serve as a member of our board due to his experience and relationships and contacts.

Craig Martin has served as a member of our board of directors since November 2021. Mr. Martin has over 45 years of experience in the international engineering and construction industry. He is currently a board member of Team, Inc. (NYSE:TISI), which provides asset performance assurance and optimization solutions, and is the Chairman of the Board of Yarlung Records, LLC, a private company. Mr. Martin served as a member of Legato I’s board of directors from November 520 until its merger with Algoma in October 2021. Mr. Martin served as a board member, chairman and executive chairman of Hill International, Inc., a construction project management company, from 2016 to 2018. In December 2014, he retired as President and Chief Executive Officer of Jacobs Engineering Group Inc. (NYSE), a provider of technical, professional and construction services. Mr. Martin became President of Jacobs in July 2002 and Chief Executive Officer in April 2006. He also served as a member of Jacobs’ board of directors from 2002 until his retirement. Before his promotion to President, Mr. Martin served in several positions, including as Jacobs’ Executive Vice President of Global Sales and Marketing. Before joining Jacobs in 1994, Mr. Martin worked in various roles at CRSS Constructors Inc. and Martin K. Eby Construction Co. Mr. Martin is also a National Association of Corporate Directors Governance Leadership Fellow. Mr. Martin is well-qualified to serve as a member of our board due to his significant leadership and management experience in a major engineering company.

John Ing has served as a member of our board of directors since November 2021. Mr. Ing has served as the President and Chief Executive Officer of Maison Placements Canada, an independent, Toronto-based IIROC investment dealer providing a comprehensive array of financial services to institutional investors and small to midsize corporate clients, since 1985. Mr. Ing served as a member of Legato I’s board of directors from November 520 until its merger with Algoma in October 2021. Throughout his four decade career, Mr. Ing has been an advocate of gold investment and authored numerous articles on the subject, appearing regularly in the media and giving speeches around the world. He is a recipient the Robert Elvers Mineral Economics Award, awarded in 2014 by the Canadian Institute of Mining, Metallurgy and Petroleum. Mr. Ing started his career with Jones Heward & Company in Montreal in 1969. He then joined Mead Company in 1972 and moved to Pitfield Mackay Ross in 1980 which was acquired by Dominion Securities in Toronto. Mr. Ing has served on numerous industry committees and on the Toronto Stock exchange Stock List Committee as its Chairman from 1993 to 2007. He is a member of the CFA Society Toronto, the Toronto Mineral Analyst Group, the Canadian Institute of Mining and metallurgy, Phi Kappa Pi and the Cambridge Club. Mr. Ing is a director of Aequitas Innovations Inc, parent of the NEO Stock Exchange. Mr. Ing is well-qualified to serve as a member of our board due to his significant leadership and management experience.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination.

Director Independence

Nasdaq rules require that a majority of the board of directors of a company listed on Nasdaq must be composed of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Brian Pratt, Adam Semler, Ryan Hummer, D. Blair Baker, John Ing and Craig Martin are independent directors under the Nasdaq listing rules. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective November 22, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Adam Semler, D. Blair Baker, John Ing and Ryan Hummer, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

During the fiscal year ended December 31, 2021, our audit committee held one meeting. Each of our audit committee members attended all of the meetings of the audit committee in fiscal year 2021.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Adam Semler and D. Blair Baker qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective November 22, 2021, we established a nominating committee of the board of directors, which consists of Adam Semler, Craig Martin and Ryan Hummer, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

During the fiscal year ended December 31, 2021, our nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective November 22, 2021, we established a compensation committee of the board of directors, which consists of John Ing, D. Blair Baker and Craig Martin, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, other than the $15,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

During the fiscal year ended December 31, 2021, our compensation committee did not hold any meetings.

Code of Ethics

Effective November 22, 2021, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to 777 Third Avenue, 37th Floor, New York, NY 10017.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of this prospectus through the acquisition of a target business, we will pay Crescendo Advisors II, LLC, an affiliate of Eric Rosenfeld, our Chief SPAC Officer, an aggregate fee of $15,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $15,000 per month administrative fee, the payment of consulting, success or finder fees to our officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the up to $150,000 of loans that may be made by our initial stockholders to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our initial stockholders, special advisors, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Eric S. Rosenfeld	2,144,700	6.0%
Eris S Rosenfeld 2017 Trust No. 1	378,690	1.1%
Eris S Rosenfeld 2017 Trust No. 2	126,230	0.4%
Gregory Monahan	781,800	2.2%
David D. Sgro (2)	894,320	2.5%
Adam Jaffe	78,180	0.2%
Adam Semler (3)	30,000	0.1%
Brian Pratt (4)	1,750,000	4.9%
D. Blair Baker (5)	57,000	0.2%
John Ing (6)	180,000	0.5%
Craig Martin	87,000	0.2%
Ryan Hummer (7)	330,000	0.9%
All directors and executive officers as a group (ten individuals)	6,333,000	17.6%
Adage Capital Partners, L.P. (8)	1,800,000	5.0%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Legato Merger Corp. II, 777 Third Avenue, 37th Floor, New York, New York 10017.
(2)	Includes shares held by trusts established for Mr. Rosenfeld’s children, including Eric S Rosenfeld 2017 Trust No. 1 and Eric S Rosenfeld 2017 Trust No. 2. Mr. Sgro is the trustee of these trusts and has sole voting and dispositive power over the shares held by such trusts.
(3)	Represents shares held by Triple J Holdings II, LLC, of which Mr. Semler is a manager. Mr. Semler disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.
(4)	Represents shares held by Pratt Capital I, LP, with which Mr. Pratt is affiliated. Mr. Pratt disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.
(5)	Represents shares held by White Star Partners LP, with which Mr. Baker is affiliated. Mr. Baker disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.
(6)	Represents shares held by Mont Blanc Investment Corporation, with which Mr. Ing is affiliated. Mr. Ing disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.
(7)	Represents shares held by affiliates of Ancora Holdings Inc., with which Mr. Hummer is affiliated. Mr. Hummer disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.
(8)	Represents shares held by Adage Capital Partners, L.P. Adage Capital Partners has the power to dispose of and the power to vote the Common Stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C. (“ACPGP”). Adage Capital Advisors, L.L.C. (“ACA”), as managing member of ACPGP, directs ACPGP’s operations. Robert Atchinson and Phillip Gross are managing members of ACA. The business address of each of Adage Capital Partners, L.P., ACPGP, ACA, Mr. Atchinson, and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116. Information derived from a Schedule 13G filed on December 6, 2021.

All of the founders’ shares outstanding prior to the IPO have been placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until (i) with respect to 50% of such shares, the earlier of one year after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (ii) with respect to the remaining 50% of such shares, one year after the date of the consummation of our initial business combination, or earlier if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) among our initial stockholders or to our initial stockholders’ members, officers, directors, consultants or their affiliates, (ii) to a holder’s stockholders or members upon its liquidation, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our executive officers and our initial stockholders are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated November 24, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 14, 2021 (inception) through December 31, 2021 totaled $165,830. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 14, 2021(inception) through December 31, 2021.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from July 14, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Withum for other services for the period from July 14, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Legato Merger Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Legato Merger Corp. II (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from July 14, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from July 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 17, 2022

PCAOB ID Number 100

LEGATO MERGER CORP. II
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current assets:
Cash	$1,100,031
Prepaid expenses	416,012
Total current assets	1,516,043
Cash held in Trust Account	280,164,163
Total assets	$281,680,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,719
Franchise tax payable	77,582
Total current liabilities	83,301
Deferred underwriting commissions	9,660,000
Total liabilities	9,743,301

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized, 27,600,000 shares at redemption value at $10.15 per share	280,140,000

Stockholders’ deficit:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 50,000,000 shares authorized, 8,311,000 non-redeemable shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) (1) (2)	831
Additional paid-in capital	-
Accumulated deficit	(8,203,926)
Total stockholders’ deficit	(8,203,095)
Total liabilities and stockholders’ deficit	$281,680,206

(1)	This number includes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full. (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result, 900,000 shares were no longer subject to forfeiture
(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 6,900,000 founders shares and 240,000 representative shares, totaling 7,140,000 shares issued and outstanding (Note 7).

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative costs	$162,602
Loss from operations	(162,602)

Other income:
Investment income on Trust Account	24,163
Income before income tax provision	(138,439)

Net loss	$(138,439)

Weighted average shares outstanding of common stock, basic and diluted-Public Shares(1) (2)	6,260,292
Basic and diluted net loss per share, Public Shares	$(0.01)
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(1)	6,413,684
Basic and diluted net loss per share, Founders Shares	$(0.01)

(1)	This number includes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result, 900,000 shares were no longer subject to forfeiture.
(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 6,900,000 founders shares and 240,000 representative shares, totaling 7,140,000 shares issued and outstanding (Note 7).

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at July 14, 2021 (inception)	—	$—	$—	$—	$—

Common shares issued to initial stockholders(1)(2)	6,900,000	690	24,310	-	25,000

Issuance of Representative Shares(2)	240,000	24	846	-	870

Sale of private placement units	1,171,000	117	11,709,883	-	11,710,000

Initial classification of warrants included in the units sold in the Initial Public Offering	-	-	12,834,000	-	12,834,000

Common stock Accretion to redemption value	-	-	(24,569,039)	(8,065,487)	(32,634,526)

Net loss	-	-	-	(138,439)	(138,439)

Balance at December 31, 2021	8,311,000	$831	$-	$(8,203,926)	$(8,203,095)

(1)	This number includes an aggregate of 900,000 shares of common stock subject to forfeiture by the initial stockholder to the extent that the underwriters’ over-allotment option is not exercised in full (Note 7). The underwriters fully exercised their over-allotment option on November 29, 2021; as a result, 900,000 shares were no longer subject to forfeiture.
(2)	On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each outstanding, resulting in 6,900,000 founders shares and 240,000 representative shares, totaling 7,140,000 shares issued and outstanding (Note 7).

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash flow from operating activities
Net loss	$(138,439)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(24,163)
Changes in operating assets and liabilities:
Prepaid expenses	(416,012)
Accounts payable	5,719
Franchise tax payable	77,582
Net cash used in operating activities	(495,313)

Cash flow from investing activities
Cash deposited in Trust Account	(280,140,000)
Net cash used in investing activities	(280,140,000)

Cash flows from financing activities
Note payable- related party	96,500
Repayment of note payable related party	(96,500)
Issuance of common stock to initial shareholders	25,000
Issuance of representative shares	870
Payment of offering costs associated with initial public offerings	(6,000,526)
Sale of units in initial public offering	276,000,000
Proceeds from private placement units	11,710,000
Net cash provided by financing activities	281,735,344

Net increase in cash and cash equivalents	1,100,031
Cash at beginning of period	-
Cash at end of period	$1,100,031

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$9,660,000
Accretion of carrying value to redemption value	$32,634,526

The accompanying notes are an integral part of these financial statements.

LEGATO MERGER CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although we intend to initially focus on target businesses in the infrastructure, engineering and construction, industrial and renewables industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through December 31, 2021 relates to the Company’s formation, the initial public offering described below and thereafter the search for a target business with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year-end. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021 the Company consummated the initial public offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3, (“Public Offering”). Simultaneously with the closing of the Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 private units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees. A total of $36,540,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $280,140,000.

Following the closing of the Public Offering, the over-allotment and the private placement, $280,140,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination; (ii) the redemption of any Public Shares in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 15 months from the consummation of the Public Offering (or 18 months from the closing of the Public Offering if the Company has executed a definitive agreement for a Business Combination within such 15-month period) (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,100,031 in cash, and a working capital balance of $1,432,742.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer, of $65,000 under the Note (as defined in Note 5). The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available. Subsequent to the consummation of the Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

We recognize changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Upon the completion of the Initial Public Offering, costs associated with the common stock issued were charged against their carrying value. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of December 31, 2021.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,600,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net loss per common share
Numerator:
Allocation of net loss as adjusted	$(68,381)	$(70,057)
Denominator:
Basic weighted average shares outstanding	6,260,292	6,413,684

Basic and diluted net loss per common share	$(0.01)	$(0.01)

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

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on July 14, 2021 (inception) using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Note 3 — Initial Public Offering

Pursuant to the Public Offering, on November 24, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

On December 1, 2021, the Company consummated the closing of the sale of an additional 3,600,000 Units (“Option Units”) at $10.00 per Option Unit pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $36,000,000.

Note 4 — Private Placement

Simultaneously with the Public Offering, the initial stockholders and EBC purchased an aggregate of 1,045,000 Private Units, at $10.00 per Private Unit for a total purchase price of $10,450,000. Each Private Unit consists of one share of common stock or “private share,” and one-half of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

On December 1, 2021, the Company also consummated the closing of the sale of an additional 126,000 Private Units at $10.00 per Private Unit, generating gross proceeds of $1,260,000, to the original purchasers of the Private Units in respect of their obligation to purchase such additional Private Units upon the exercise of the underwriters’ over-allotment option.

Note 5 — Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 representative shares, totaling 7,140,000 being issued and outstanding. The Founder Shares include an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Public Offering and excluding the Representative Shares (as defined in Note 7)). On December 1, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on the effective date of the Public Offering. $19,500 has been paid as of December 31, 2021.

Note — Related Party

On August 23, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available.

On November 5, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $31,500 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of Public Offering, as well as the holders of the private units and any units our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private units and units issued to our initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Offering, or $4,800,000 upon the closing of the Proposed Public Offering.

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

Note 7 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, 34,740,000 shares of common stock were issued and outstanding, comprised of 240,000 Representative Shares (as described below), 6,900,000 Founder Shares and 27,600,000 Public Shares. All 27,600,000 Public Shares are subject to possible redemption and therefore classified as temporary equity. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 Representative Shares being issued and outstanding.

All of the Founder Shares were placed into an escrow account on the closing of the Proposed Public Offering. Subject to certain limited exceptions, these shares will not be released from escrow until the earlier of one year after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Warrants

As of December 31, 2021, the Company has 13,800,000 Public Warrants and 585,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Redemption of Warrants: Once the Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading day period commencing once the Warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 8 — Subsequent Events

The Company evaluated subsequent events and transaction that occurred up to the date the financial statements were issued. Other than as described and disclosed in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(2)	Financial Statement Schedules:

None.

(3)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Bylaws.**
4.1	Specimen Common Stock Certificate.**
4.2	Specimen Warrant Certificate.**
4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.5	Administrative Services Agreement between Crescendo Advisors II, LLC and the Registrant.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2021.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-260816).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 2022.

Legato Merger Corp. II

By:	/s/ Gregory Monahan
Gregory Monahan President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory Monahan	Chief Executive Officer and Director	March 17, 2022
Gregory Monahan	(Principal Executive Officer)

/s/ Adam Jaffe	Chief Financial Officer and Secretary	March 17, 2022
Adam Jaffe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Pratt	Director and Non-Executive	March 17, 2022
Brian Pratt	Chairman of the Board

/s/ David D. Sgro	Director and Non-Executive	March 17, 2022
David D. Sgro	Vice Chairman of the Board

/s/ Adam J. Semler	Director	March 17, 2022
Adam J. Semler

/s/ D. Blair Baker	Director	March 17, 2022
D. Blair Baker

/s/ Ryan Hummer	Director	March 17, 2022
Ryan Hummer

/s/ Craig Martin	Director	March 17, 2022
Craig Martin

/s/ John Ing	Director	March 17, 2022
John Ing