Form 10-Q
period 2022-03-31
LEGATO MERGER CORP. II
filed 2022-05-13
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 13, 2022, there were 35,911,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LEGATO MERGER CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

Current Assets
Cash	$876,214	$1,100,031
Prepaid expense	359,286	416,012
Total current assets	1,235,500	1,516,043
Investments held in Trust Account	280,249,637	280,164,163
Total assets	$281,485,137	$281,680,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$7,287	$5,719
Franchise tax payable	49,950	77,582
Income taxes payable	7,350	-
Total current liabilities	64,587	83,301
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	9,724,587	9,743,301

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized, 27,600,000 shares at redemption value at $10.15 per share (1)	280,140,000	280,140,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 8,311,000 non-redeemable shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) (2)	831	831
Additional paid-in capital	-	-
Accumulated deficit	(8,380,281)	(8,203,926)
Total stockholders’ deficit	(8,379,450)	(8,203,095)
Total liabilities and stockholders’ deficit	$281,485,137	$281,680,206

(1)	Weighted average shares outstanding common stock basis and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Weighted average shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31, 2022

General and administrative costs	$254,479
Loss from operations	(254,479)

Other income:
Investment income on Trust Account	85,474
Loss before income tax provision	(169,005)
Provision for income taxes	(7,350)

Net loss	$(176,355)

Weighted average shares outstanding of common stock, basic and diluted-Public Shares(1)	28,771,000
Basic and diluted net loss per share, Public Shares	$0.00
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(2)	7,140,000
Basic and diluted net loss per share, Founders Shares	$0.00

(1)	Weighted average shares outstanding common stock basis and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Weighted average shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	8,311,000	$831	$-	$(8,203,926)	$(8,203,095)

Net loss	-	-	-	(176,355)	(176,355)

Balance at March 31, 2022 (unaudited)	8,311,000	$831	$-	$(8,380,281)	$(8,379,450)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2022
Cash flow from operating activities
Net loss	$(176,355)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(85,474)
Changes in operating assets and liabilities:
Prepaid expenses	56,726
Accounts payable	1,568
Franchise tax payable	(27,632)
Income tax payable	7,350
Net cash used in operating activities	(223,817)

Net decrease in cash and cash equivalents	(223,817)
Cash at beginning of period	1,100,031
Cash at end of period	$876,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEGATO MERGER CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although it intends to initially focus on target businesses in the infrastructure, engineering and construction, industrial and renewables industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

At March 31, 2022 the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the public offering described below and the search for a target business with which to consummate a Business Combination. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021 the Company consummated the Initial Public Offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3, (“Proposed Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 private units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees. A total of $36,540,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $280,140,000.

Following the closing of the Initial Public Offering, the over-allotment and the private placement, $280,140,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination; (ii) the redemption of any shares sold in the Initial Public Offering (“Public Shares”) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 15 months from the consummation of the Initial Public Offering (or 18 months from the closing of the Proposed Public Offering if the Company has executed a definitive agreement for a Business Combination within such 15-month period) (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Placement Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption as provided in its charter, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation as described above. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Crescendo Advisors, LLC, an entity affiliated with Mr. Rosenfeld, the Company’s Chief SPAC Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.15 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to it. However, the Company has not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, the Company has not asked it to reserve for such obligations, and the Company does not believe it has any significant liquid assets.

Liquidity and Capital Resources

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer of $65,000 under the Note (as defined in Note 5). The Note balance was settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s common stock is used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders and their affiliates may, but are not obligated to, loan it funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use any funds available to it outside of the Trust Account to repay any such loaned amounts.

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

Going Concern Consideration

As of March 31, 2022, the Company had $876,214 in cash and a working capital balance of $1,170,913.

The Company has until February 24, 2023 (or May 24, 2023 if it has executed a definitive agreement for an initial Business Combination by February 24, 2023) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed financial statements are issued. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this substantial doubt by completing a business combination by the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (the 27,600,000 public shares, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock, solid in the initial public offering, features certain redemption rights that are considered to be outside of its control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Offering Costs

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1. Offering costs consist of legal, accounting, underwriting fees and other costs incurred that directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to the total proceeds received. Upon the completion of the Initial Public Offering, costs associated with the common stock issued were charged against their carrying value. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of March 31, 2022, and December 31, 2021.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period (the public and private placement shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,600,000 shares of Public Shares in the calculation of diluted earnings per share, since their contingency had not been met yet. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net loss per common share
Numerator:
Allocation of net loss as adjusted	$(141,291)	$(35,064)
Denominator:
Basic weighted average shares outstanding	28,771,000	7,140,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

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

Level 1:	Quoted prices in active markets for identical assets and liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

Note 5 — Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 representative shares, totaling 7,140,000 being issued and outstanding. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Public Offering and excluding the Representative Shares (as defined in Note 7)). On December 1, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. As of March 31, 2022 and 2021, the Company incurred and paid the affiliate $45,000 and $0, respectively, for such services. As of December 31, 2021, the Company incurred and paid the affiliate $19,500 for such services.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, and December 31, 2021 no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of Public Offering, as well as the holders of the private units and any units the Company’s initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to it (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, private units and units issued to the Company’s initial stockholders, officers, directors or their affiliates in payment of working capital loans made to it (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 35,911,000 shares of common stock were issued and outstanding, presented as temporary equity on the balance sheet, comprised of 240,000 Representative Shares (as described below), 6,900,000 Founder Shares, 27,600,000 public shares, and 1,171,000 private units.

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

Warrants

As of March 31, 2022 and December 31, 2021, the Company has 12,000,000 Public Warrants and 522,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$280,249,637	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$280,164,163	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the balance sheet date and up to the date the unaudited condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $176,355, which consisted of operating costs of $254,469 and an income tax expense of $7,350, offset by Investment income on Trust Account of $85,474.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $876,214 in cash, and a working capital balance of $1,170,913.

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

Going Concern Consideration

As of March 31, 2022, the Company had $876,214 in cash, and a working capital balance of $1,170,913.

The Company has until February 24, 2023 (or May 24, 2023 if it has executed a definitive agreement for an initial Business Combination by February 24, 2023) to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this significant deficiency is to complete a business combination by the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company will agree to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. As of March 31, 2022 and 2021, the Company incurred and paid the affiliate $45,000 and $0, respectively, for such services. As of December 31, 2021, the Company incurred and paid the affiliate $19,500 for such services.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, and December 31, 2021 no Working Capital Loans were outstanding.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (the 27,600,000 public shares, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock, solid in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

The Company recognizes changes in redemption value as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital, (to the extent available), and accumulated deficit.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period (the public and private placement shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,600,000 shares of Public Shares in the calculation of diluted earnings per share, since their contingency had not been met yet. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 except as set forth below. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

LEGATO MERGER CORP. II

Date: May 13, 2022	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)