Form 10-Q
period 2022-06-30
LEGATO MERGER CORP. II
filed 2022-08-04
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 4, 2022, there were 35,911,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current Assets:
Cash	$520,836	$1,100,031
Prepaid expenses	302,561	416,012
Total current assets	823,397	1,516,043
Investments held in Trust Account	280,457,776	280,164,163
Total assets	$281,281,173	$281,680,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,150	$5,719
Franchise tax payable	68,917	77,582
Income taxes payable	49,650	-
Total current liabilities	119,717	83,301
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	9,779,717	9,743,301

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized, 27,600,000 shares at redemption value at $10.155 and $10.15 per share as of June 30, 2022 and December 31, 2021, respectively (1)	280,295,230	280,140,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 8,311,000 non-redeemable shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) (2)	831	831
Additional paid-in capital	-	-
Accumulated deficit	(8,794,605)	(8,203,926)
Total stockholders’ deficit	(8,793,774)	(8,203,095)
Total liabilities and stockholders’ deficit	$281,281,173	$281,680,206

(1)	Total shares outstanding common stock basic and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Total shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. I
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

General and administrative costs	$(495,216)	$(749,695)
Loss from operations	(495,216)	(749,695)

Other income:
Investment income on Trust Account	293,122	378,596
Loss before income tax provision	(202,094)	(371,099)
Provision for income taxes	(57,000)	(64,350)

Net loss	$(259,094)	$(435,449)

Weighted average shares outstanding of common stock, basic and diluted-Public Shares(1)	28,771,000	28,771,000
Basic and diluted net loss per share, Public Shares	$(0.01)	$(0.01)
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(2)	7,140,000	7,140,000
Basic and diluted net loss per share, Founders Shares	$(0.01)	$(0.01)

(1)	Weighted average shares outstanding common stock, basic and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Weighted average shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended June 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2022 (unaudited)	8,311,000	$831	$-	$(8,380,281)	$(8,379,450)
Accretion - increase in redemption value of common stock subject to redemption	-	-	-	(155,230)	(155,230)
Net loss	-	-	-	(259,094)	(259,094)

Balance at June 30, 2022 (unaudited)	8,311,000	$831	$-	$(8,794,605)	$(8,793,774)

For the Six Months Ended June 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	8,311,000	$831	$-	$(8,203,926)	$(8,203,095)
Accretion - increase in redemption value of common stock subject to redemption	-	-	-	(155,230)	(155,230)
Net loss	-	-	-	(435,449)	(435,449)

Balance at June 30, 2022 (unaudited)	8,311,000	$831	$-	$(8,794,605)	$(8,793,774)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30, 2022
Cash flow from operating activities
Net loss	$(435,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income on Trust Account	(378,596)
Changes in operating assets and liabilities:
Prepaid expense	113,451
Accounts payable	(4,569)
Franchise tax payable	(8,665)
Income tax payable	49,650
Net cash used in operating activities	(664,178)

Cash flow from investing activities
Cash withdrawn from trust account	84,983
Net cash provided by investing activities	84,983

Net change in cash and cash equivalents	(579,195)
Cash at beginning of period	1,100,031
Cash at end of period	$520,836

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, although it has focused its search on target businesses in the infrastructure, engineering and construction, industrial and renewables industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

On May 25, 2022, the Company, Legato Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Southland Holdings LLC, a Texas limited liability company (“Southland”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, upon the closing (“Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub will merge with and into Southland (the “Merger”), with Southland being the surviving entity of the Merger (“Surviving Company”) and becoming a wholly owned subsidiary of the Company. In connection therewith, the members of Southland (“Southland Members”) will receive shares of common stock, par value $0.0001 per share, of the Company, cash and the right to receive certain contingent consideration in exchange for all the outstanding limited liability company membership interests of Southland (“Southland Membership Interests”). See Note 10 – Merger Agreement.

At June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the public offering described below, the search for a target business with which to consummate a Business Combination and entering into the Merger Agreement with Southland. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021, the Company consummated the offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3 (“Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement (“Private Placement”) to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 Private Units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees.

Following the closing of the Initial Public Offering, the over-allotment and the Private Placement, $280,140,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Units was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the consummation of a Business Combination; (ii) the redemption of any shares sold in the Initial Public Offering (“Public Shares”) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete an initial Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”); or (iii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations, if the Company is unable to complete an initial Business Combination within the Combination Period or upon any earlier liquidation of the Company. The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable) at the time of the signing a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s officers, directors and initial stockholders (the “Insiders”) have agreed to vote their Founder Shares (as defined in Note 5), the shares of common stock included in the Private Units (the “Private Shares”) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will also provide its stockholders with the opportunity to redeem all or a portion of their Public Shares in connection with any stockholder vote to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of Public Shares if it does not complete an initial Business Combination within the Combination Period. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.15 per share, plus any pro rata interest earned on the funds held in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants in connection with such a stockholder vote to approve such an amendment to the Company’s Amended and Restated Certificate of Incorporation.

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

The Insiders have agreed to waive their redemption rights with respect to any Founder Shares and Private Shares, as applicable, (i) in connection with the consummation of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to allow redemption as provided in its charter, and (iii) if the Company fails to consummate a Business Combination within the Combination Period. The Insiders have also agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the consummation of a Business Combination and in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation as described above. However, the Insiders will be entitled to redemption rights with respect to Public Shares if the Company fails to consummate a Business Combination or liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Crescendo Advisors, LLC, an entity affiliated with Mr. Rosenfeld, the Company’s Chief SPAC Officer, has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.15 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to it. However, the Company has not independently verified whether Crescendo Advisors LLC has sufficient funds to satisfy its indemnity obligations, the Company has not asked it to reserve for such obligations, and the Company does not believe it has any significant liquid assets.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had $520,836 in cash and a working capital balance of $703,680.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer of $65,000 and $31,500, respectively, under the Note (as defined in Note 5). The Note balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s common stock is used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying offering costs including existing accounts payable and accrued expenses and attempting to consummate the Business Combination with Southland.

The Company has until May 24, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited consolidated condensed financial statements are issued. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this substantial doubt by completing a business combination by the mandatory liquidation date.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited consolidated condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited consolidated condensed financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statement and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (the 27,600,000 public shares, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of its control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated condensed balance sheets.

The Company recognizes changes in redemption value as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognizes changes in the redemption value as a accretion as reflected on the accompanying unaudited consolidated condensed statements of changes in stockholders’ deficit.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of June 30, 2022 and December 31, 2021.

Net Loss per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,385,000 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars):

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net loss per common share
Numerator:
Allocation of net loss as adjusted	$(207,580)	$(51,514)	$(348,871)	$(86,578)
Denominator:
Basic weighted average shares outstanding	28,771,000	7,140,000	28,771,000	7,140,000

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated condensed balance sheets, primarily due to their short-term nature.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, on November 24, 2021, the Company sold 24,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

On December 1, 2021, the Company consummated the closing of the sale of an additional 3,600,000 Units (“Option Units”) at $10.00 per Option Unit pursuant to the underwriters’ exercise in full of their over-allotment option, generating gross proceeds of $36,000,000.

Note 4 — Private Placement

Simultaneously with the Initial Public Offering, the initial stockholders and EBC purchased an aggregate of 1,045,000 Private Units, at $10.00 per Private Unit for a total purchase price of $10,450,000. Each Private Unit consists of one Private Share and one-half of one warrant, or “Private Warrant”. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Units.

On December 1, 2021, the Company consummated the closing of the sale of an additional 126,000 Private Units at $10.00 per Private Unit, generating gross proceeds of $1,260,000, to the original purchasers of the Private Units in respect of their obligation to purchase such additional Private Units upon the exercise of the underwriters’ over-allotment option.

Note 5 — Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 representative shares, totaling 7,140,000 being issued and outstanding. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment is not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares (as defined in Note 8)). On December 1, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until the earlier of 180 days after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and six months ended June 30, 2022, the Company incurred and paid the affiliate $45,000 and $90,000, respectively, for such services.

Note — Related Party

On August 23, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The Note was retired upon settlement and no further borrowings are available under such Note.

On November 5, 2021, Mr. Rosenfeld issued a $31,500 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The Note was retired upon settlement and no further borrowings are available under such Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the option of the lender, converted into units, which would be identical to the Private Units, upon consummation of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, and December 31, 2021 no Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited consolidated condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited consolidated condensed financial statements.

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of Public Offering, as well as the holders of the Private Units and any units the Company’s initial stockholders, officers, directors or their affiliates may be issued in payment of Working Capital Loans made to it (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, Private Units and units issued to the Company’s initial stockholders, officers, directors or their affiliates in payment of working capital loans made to it (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EBC may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a business combination; provided, however, that EBC may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to be paid cash underwriting commissions of 2.00% of the gross proceeds of the Initial Public Offering.

EarlyBirdCapital is also entitled to a deferred underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering.

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

The underwriters were paid $5,520,000 in cash underwriting fees and EarlyBirdCapital is entitled to an aggregate of $9,660,000 of deferred underwriting fees.

Note 7 — Common Stock Subject to Possible Redemption

The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holder of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 27,600,000 Public Shares outstanding, all of which were subject to redemption.

As of June 30, 2022 and December 31, 2021, common stock reflected on the consolidated condensed balance sheets are reconciled on the following table:

Gross Proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(12,834,000)
Common stock issuance cost	(15,660,526)
Plus:
Accretion of carrying value to redemption value	32,634,526
Common Stock subject to possible redemption, December 31, 2021	$280,140,000
Accretion – increase in redemption value of common stock subject to redemption	155,230
Common Stock subject to possible redemption, June 30, 2021	$280,295,230

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 35,911,000 shares of common stock were issued and outstanding, presented as temporary equity on the consolidated condensed balance sheets, comprised of 240,000 Representative Shares (as described below), 6,900,000 Founder Shares, 27,600,000 public shares, and 1,171,000 private shares.

All of the Founder Shares were placed into an escrow account on the closing of the Initial Public Offering. Subject to certain limited exceptions, these shares will not be released from escrow until the earlier of 180 days after the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of an initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

Warrants

As of June 30, 2022 and December 31, 2021, the Company has 13,800,000 Public Warrants and 522,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$280,457,776	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money Market Fund	$280,164,163	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022.

Note 10 — Merger Agreement

On May 25, 2022, the Company, Merger Sub and Southland entered into the Merger Agreement. Pursuant to the Merger Agreement, upon the Closing of the Transactions, Merger Sub will merge with and into Southland, with Southland being the surviving entity of the Merger and becoming a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, at the Effective Time (as defined below), by virtue of the Merger and without any further action on the part of the parties to the Merger Agreement, each Southland Membership Interest (expressed as a percentage) issued and outstanding immediately before the effective time of the Merger (the “Effective Time”) will be converted into and become the right to receive (I) a number of shares of the Company’s Common Stock (the “Per Membership Interest Merger Consideration”) equal to (a) (i) $343,000,000 divided by (ii) $10.15, multiplied by (b) such Southland Member’s percentage of all Southland Membership Interests issued and outstanding immediately prior to the Effective Time (i.e., 100%), (II) the right to receive a number of shares of the Company’s Common Stock (the “Earnout Merger Consideration”) equal to (a) (i) $105,000,000 divided by (ii) $10.15, multiplied by (b) such Southland Member’s percentage of all Southland Membership Interests issued and outstanding immediately prior to the Effective Time, upon the achievement of certain targets and (III) an amount of cash (the “Cash Consideration” and together with the Per Membership Interest Merger Consideration and Earnout Merger Consideration, the “Merger Consideration”) equal to (a) $50,000,000 multiplied by (b) such Southland Member’s percentage of all Southland Membership Interests issued and outstanding immediately prior to the Effective Time (i.e., 100%); provided, however, that in lieu of receiving all or part of the Cash Consideration, up to $50,000,000 of cash held by Southland or its subsidiaries may be distributed to the Southland Members, or to such other persons as instructed by the Southland Members, if either (1) there is not sufficient funds in the Trust Account to pay such amount in cash or (2) Southland elects, in its sole discretion, to make such dividend at or prior to the Closing. Any cash paid as a dividend on or prior to the Closing pursuant to such provision shall reduce the Cash Consideration payable to the Southland Members at Closing by a like amount.

The Merger Agreement provides for the payment of up to an aggregate of 10,344,828 additional shares of the Company’s Common Stock as earnout consideration as described below. As used in the following discussion of the earnout consideration, “Adjusted EBITDA” means, for the applicable fiscal year, using results and expenses taken from the audited financial statements of the Company and its subsidiaries, including but not limited to Southland and its affiliates, on a consolidated basis, but excluding any results attributable to businesses acquired after the date of the Merger Agreement except for certain permitted acquisitions, the following calculation: income before provision for income taxes, plus interest expense, less interest income, plus depreciation and amortization, plus any expenses arising solely from the Merger charged to income in such fiscal year, including but not limited to filing fees borne by Southland with respect to the Registration Statement (as defined below) and notifications required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), plus expenses relating to certain incentive compensation arrangements. In addition, any Company or Merger Sub expenses incurred prior to or at the Closing that are included in the Company’s 2022 income statement will be excluded for purposes of Adjusted EBITDA calculation. For the purposes of calculating Adjusted EBITDA for the fiscal year of the Company ending December 31, 2022, Adjusted EBITDA shall be calculated after giving pro forma effect to the Merger as if the Merger was consummated on the first day of such fiscal year.

If, for the fiscal year of the Company ending December 31, 2022, Legato has Adjusted EBITDA equal to or greater than $125,000,000 (the “2022 Base Target”), the Company shall issue to the holders of Southland Membership Interests outstanding immediately prior to the Effective Time, in the aggregate, 3,448,276 shares of the Company’s Common Stock; provided that if the Company has Adjusted EBITDA equal to or greater than $145,000,000 (the “2022 Bonus Target”), then the aggregate number of shares of Common Stock to be issued to the holders of Southland Membership Interests shall be increased to 5,172,414 shares; and

If, for the fiscal year of the Company ending December 31, 2023, Legato has Adjusted EBITDA equal to or greater than $145,000,000 (the “2023 Base Target”), the Company shall issue to the holders of Southland Membership Interests outstanding immediately prior to the Effective Time, in the aggregate, 3,448,276 shares of the Company’s Common Stock; provided that if the Company has Adjusted EBITDA equal to or greater than $165,000,000 (the “2023 Bonus Target”), then the aggregate number of shares of Common Stock to be issued to the holders of Southland Membership Interests shall be increased to 5,172,414 shares.

The Closing is expected to occur in the second half of 2022, following receipt of the required stockholder approval by the Company, Southland Member approval and the fulfilment of certain other conditions set forth in the Merger Agreement.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions occurred after the unaudited consolidated condensed balance sheet date and up to the date the unaudited consolidated condensed interim financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Legato Merger Corp. II. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited consolidated condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We expect to continue to incur significant costs in connection with closing our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

On May 25, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legato Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of ours (“Merger Sub”), and Southland Holdings LLC, a Texas limited liability company (“Southland”). Pursuant to the Merger Agreement, upon the closing (“Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub will merge with and into Southland (the “Merger”), with Southland being the surviving entity of the Merger (“Surviving Company”) and becoming a wholly-owned subsidiary of the Company. In connection therewith, the members of Southland (“Southland Members”) will receive shares of common stock, par value $0.0001 per share, of the Company, cash and the right to receive certain contingent consideration in exchange for all the outstanding limited liability company membership interests of Southland.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $259,094, which consisted of operating costs of $495,216 and an income tax expense of $57,000, offset by Investment income on Trust Account of $293,122. For the six months ended June 30, 2022, we had a net loss of $435,449, which consisted of operating costs of $749,695 and an income tax expense of $64,350, offset by Investment income on Trust Account of $378,596.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $520,836 in cash, and a working capital balance of $703,680.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, the Company’s Chief SPAC Officer of $65,000 and $31,500, respectively under the Note (as defined in Note 5). The Note balances were settled shortly after the consummation of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds held outside of the Trust Account.

We intend to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire Southland and to pay our expenses relating thereto. The remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of Southland following the closing of the Business Combination.

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for paying existing accounts payable and seeking to consummate the Business Combination with Southland. If the Company’s estimates of the costs of consummating the Business Combination with Southland are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. In order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders and their affiliates may, but are not obligated to, loan us funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use any funds available to it outside of the Trust Account to repay any such loaned amounts.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Going Concern Consideration

The Company has until May 24, 2023 to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by such time period. If a Business Combination is not consummated within such time period and stockholders do not otherwise approve an amendment to the charter to extend such date, there will be a mandatory liquidation and subsequent dissolution. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited consolidated condensed financial statements are issued. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this substantial doubt by completing a Business Combination by the mandatory liquidation date.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on December 1, 2021 and November 23, 2021, as well as the Annual Report on Form 10-K filed March 17, 2022.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited consolidated condensed financial statements.

Related Party Transactions

Founders Shares

In July 2021, the Company issued an aggregate of 5,750,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. On November 22, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in 6,900,000 Founder Shares and 240,000 representative shares, totaling 7,140,000 being issued and outstanding. The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture by the holders to the extent that the over-allotment was not exercised in full or in part, so that the holders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares (as defined in Note 8)). On December 1, 2021, the underwriters fully exercised their over-allotment option. As a result of the underwriters’ election to fully exercise their over-allotment option, a total of 900,000 Founder Shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of the Founder Shares (except to certain permitted transferees) until (i) the earlier of 180 days after the completion of a Business Combination and the date on which the closing price of the common shares equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (ii) if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common shares for cash, securities or other property.

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and six months ended June 30, 2022, the Company incurred and paid the affiliate $45,000 and $90,000, respectively, for such services.

Note — Related Party

On August 23, 2021, Eric Rosenfeld, the Company’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Initial Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The Note was retired upon settlement and no further borrowings are available under such Note.

On November 5, 2021, Eric Rosenfeld issued a $31,500 principal amount unsecured promissory note to the Company. The note is non-interest bearing and became payable on the consummation of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount. The Note balance was settled on November 26, 2021, shortly after the consummation of the Initial Public Offering. The Note was retired upon settlement and no further borrowings are available under such Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the option of the lender, converted into units, which would be identical to the Private Units, upon consummation of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, and December 31, 2021 no Working Capital Loans were outstanding.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (the 27,600,000 Public Shares, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock, solid in the initial public offering, features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated condensed balance sheets.

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

Net Loss per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,385,000 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Following the closing of the IPO on November 24, 2021, an amount of $240,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”).

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1*	Agreement and Plan of Merger, dated as of May 25, 2022, by and among Legato Merger Corp. II, Legato Merger Sub Inc. and Southland Holdings LLC.
10.1*	Form of Company Lock-Up Agreement
10.2*	Form of Support Agreement

31.1**	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 25, 2022.
**	Filed herewith.

***	Furnished.

Part III

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGATO MERGER CORP. II

Date: August 4, 2022	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)