Form 10-Q
period 2022-09-30
LEGATO MERGER CORP. II
filed 2022-11-14
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 35,911,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

LEGATO MERGER CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

Current Assets:
Cash	$422,073	$1,100,031
Prepaid expenses	245,835	416,012
Total current assets	667,908	1,516,043
Investments held in Trust Account	281,506,666	280,164,163
Total assets	$282,174,574	$281,680,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$33,359	$5,719
Franchise tax payable	103,400	77,582
Income taxes payable	24,730	-
Total current liabilities	161,489	83,301
Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	9,821,489	9,743,301

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized, 27,600,000 shares at redemption value at $10.20 and $10.15 per share as of September 30, 2022 and December 31, 2021, respectively (1)	281,382,502	280,140,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized, 8,311,000 non-redeemable shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) (2)	831	831
Additional paid-in capital	-	-
Accumulated deficit	(9,030,248)	(8,203,926)
Total stockholders’ deficit	(9,029,417)	(8,203,095)
Total liabilities and stockholders’ deficit	$282,174,574	$281,680,206

(1)	Total shares outstanding common stock basic and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Total shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	For the Period from July 14, 2021 (inception) through September 30, 2021
General and administrative costs	$(276,080)	$(1,025,775)	$(549)
Loss from operations	(276,080)	(1,025,775)	(549)

Other income:
Investment income on Trust Account	1,406,789	1,785,385	-
Gain (loss) before income tax provision	1,130,709	759,610	(549)
Provision for income taxes	(279,080)	(343,430)	-

Net Income (Loss)	$851,629	$416,180	$(549)

Weighted average shares outstanding of common stock, basic and diluted-Public Shares(1)	28,771,000	28,771,000	-
Basic and diluted net loss per share, Public Shares	$0.02	$0.01	$-
Weighted average shares outstanding of common stock, basic and diluted-Founders Shares(2)	7,140,000	7,140,000	6,240,000
Basic and diluted net loss per share, Founders Shares	$0.02	$0.01	$(0.01)

(1)	Weighted average shares outstanding common stock, basic and diluted-Public Shares include all shares in the public offering, as well as the private placement units, inclusive of the full exercise of the overallotment option.

(2)	Weighted average shares outstanding of common stock, basic and diluted-Founders Shares include all Founders Shares, as well as Representative Shares, inclusive of the full exercise of the overallotment option.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three Months Ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2022 (unaudited)	8,311,000	$831	$-	$(8,794,605)	$(8,793,774)
Accretion - increase in redemption value of common stock subject to redemption	-	-	-	(1,087,272)	(1,087,272)
Net income	-	-	-	851,629	851,629

Balance at September 30, 2022 (unaudited)	8,311,000	$831	$-	$(9,030,248)	$(9,029,417)

For the Nine Months Ended September 30, 2022

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2021	8,311,000	$831	$-	$(8,203,926)	$(8,203,095)
Accretion - increase in redemption value of common stock subject to redemption	-	-	-	(1,242,502)	(1,242,502)
Net income	-	-	-	416,180	416,180

Balance at September 30, 2022 (unaudited)	8,311,000	$831	$-	$(9,030,248)	$(9,029,417)

For the Period from July 14, 2021 (inception) through September 30, 2021

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 14, 2021 (inception) (unaudited)	-	$-	$-	$-	$-
Common shares issued to initial stockholders	6,900,000	690	24,310	-	25,000
Issuance of Representative Shares	240,000	24	846	-	870
Net loss	-	-	-	(549)	(549)
Balance at September 30, 2021 (unaudited)	7,140,000	$714	$25,156	$(549)	$25,321

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from July 14, 2021 (inception) through September 30, 2021
Cash flow from operating activities
Net income (Loss)	$416,180	$(549)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income on Trust Account	(1,785,385)	-
Changes in operating assets and liabilities:
Prepaid expense	170,177	-
Accounts payable	27,640	-
Franchise tax payable	25,818	-
Income tax payable	24,730	-
Net cash used in operating activities	(1,120,840)	(549)

Cash flow from investing activities
Cash withdrawn from trust account	442,882	-
Net cash provided by investing activities	442,882	-

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	12,500
Offering costs paid	-	(67,337)
Proceeds from stockholder note	-	65,000
Net cash provided by financing activities	-	10,163

Net change in cash and cash equivalents	(677,958)	9,614
Cash at beginning of period	1,100,031	-
Cash at end of period	$422,073	$9,614

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid by the initial stockholder in exchange for common stock	$-	$12,500
Issuance of Representative Shares (see Note 8)	$-	$870

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

LEGATO MERGER CORP. II

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

At September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the public offering described below, the search for a target business with which to consummate a Business Combination and entering into the Merger Agreement with Southland. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021, the Company consummated the offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3 (“Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement (“Private Placement”) to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 Private Units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had $422,073 in cash and a working capital balance of $506,419.

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

The Company intends to use substantially all of the funds held in the Trust Account (excluding deferred underwriting commissions and interest to pay taxes) to acquire a target business or businesses and to pay its expenses relating thereto. To the extent that the Company’s common stock is used in whole or in part as consideration to affect the Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders or their affiliates may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited consolidated condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and for the Period from July 14, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 17, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of September 30, 2022 and December 31, 2021.

Net Income per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period (the public and private shares, inclusive of the full exercise of the overallotment option). The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 14,385,000 shares in the calculation of diluted earnings per share, since their contingency had not been met yet. Accretion associated with the common shares are excluded from earnings per share as the redemption value approximates fair value. As a result, diluted earnings per common share is the same as basic earnings per common share for the periods.

The following table reflects the calculation of basic and diluted net income per common share (in dollars):

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022		For the Period from July 14, 2021 (inception) through September 30, 2021
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)	Public Shares (basic and diluted)	Founders Shares (basic and diluted)	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net income per common share
Numerator:
Allocation of net income as adjusted	$682,304	$169,325	$333,433	$82,747	-	(549)
Denominator:
Basic weighted average shares outstanding	$28,771,000	$7,140,000	$28,771,000	$7,140,000	-	$6,240,000

Basic and diluted net loss per common share	$0.02	$0.02	$0.01	$0.01	-	$(0.00)

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended September 30, 2022, the Company incurred and paid the affiliate $45,000 and $135,000, respectively, for such services. For the period from July 14, 2021 (inception) through September 30, 2021, the company did not incur any administration fees.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the option of the lender, converted into units, which would be identical to the Private Units, upon consummation of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, and December 31, 2021, no Working Capital Loans were outstanding.

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

Note 7 — Common Stock Subject to Possible Redemption

The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holder of the Company’s common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 27,600,000 Public Shares outstanding, all of which were subject to redemption.

As of September 30, 2022 and December 31, 2021, common stock reflected on the consolidated condensed balance sheets are reconciled on the following table:

Gross Proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(12,834,000)
Common stock issuance cost	(15,660,526)
Plus:
Accretion of carrying value to redemption value	32,634,526
Common Stock subject to possible redemption, December 31, 2021	$280,140,000
Accretion – increase in redemption value of common stock subject to redemption	1,242,502
Common Stock subject to possible redemption, September 30, 2022	$281,382,502

Note 8 — Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 35,911,000 shares of common stock were issued and outstanding, presented as temporary equity on the consolidated condensed balance sheets, comprised of 240,000 Representative Shares (as described below), 6,900,000 Founder Shares, 27,600,000 public shares, and 1,171,000 private shares.

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

Warrants

As of September 30, 2022 and December 31, 2021, the Company has 13,800,000 Public Warrants and 522,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$281,506,666	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money Market Fund	$280,164,163	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022, or from the

Period from July 14, 2021 (inception) through September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and searching for a target business for our initial Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $851,629, which consisted of operating costs of $276,080 and an income tax expense of $279,080, offset by Investment income on Trust Account of $1,406,789. For the nine months ended September 30, 2022, we had a net income of $416,180, which consisted of operating costs of $1,025,775 and an income tax expense of $343,430, offset by Investment income on Trust Account of $1,785,385. For the period from July 14, 2021 (inception) through September 30, 2021, we had a net loss of $549, solely consisting of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $422,073 in cash, and a working capital balance of $506,419.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party for such services commencing on the effective date of the Initial Public Offering. For the three and nine months ended September 30, 2022, the Company incurred and paid the affiliate $45,000 and $135,000, respectively, for such services.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the option of the lender, converted into units, which would be identical to the Private Units, upon consummation of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, and December 31, 2021, no Working Capital Loans were outstanding.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

LEGATO MERGER CORP. II

Date: November 14, 2022	By:	/s/ Gregory Monahan
	Name:	Gregory Monahan
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Adam Jaffe
	Name:	Adam Jaffe
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)