Form 10-K
period 2022-12-31
Southland Holdings, Inc.
filed 2023-03-21
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-41090

Southland Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1783910
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Kubota Drive

Grapevine, TX 76051

(Address of principal executive offices) (Zip Code)

(817) 293 – 4263

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SLND	NYSE American LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	SLNDW	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes  ☒ No

As of March 21, 2023, 44,407,831 shares of common stock, par value $0.0001 per share, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $293,413,760 as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the Global Market of The Nasdaq Stock Market LLC on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

Documents Incorporated by Reference: None.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. (formerly known as Legato Merger Corp. II).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the impact of the novel coronavirus (“COVID-19”) pandemic and its effect on our business and financial condition;
●	Manage risks associated with operational changes in response to the COVID-19 pandemic;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Acquire and protect intellectual property;
●	Meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic and business conditions;
●	Maintain the listing on of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of the debt market;
●	Enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any rise in interest rates which would increase our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector to develop to the size or at the rate it expects;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; and
●	Successfully defend litigation.

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Item 1A. Risk Factors” and elsewhere in this Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Annual Report:

●	Litigation, complaints, product liability claims and/or adverse publicity;
●	The impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	Increases and decreases in utility and other energy costs, increased costs related to utility or governmental requirements;
●	Privacy and data protection laws, privacy or data breaches or the loss of data; and
●	The impact of the COVID-19 pandemic and its effect on business and financial conditions.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on the business, nor the extent to which any factor or combination of facts may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our reasonable beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed under the headings “Item 1A. Risk Factors” and “Item 7. Management Discussion and Analysis” in this Annual Report.

BASIS OF PRESENTATION

As previously announced, on May 25, 2022, Legato Merger Corp. II, a Delaware corporation (“Legato II” and, after the Merger as described below “Southland”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legato Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Legato II (“Merger Sub”), and Southland Holdings LLC, a Texas limited liability company (“Southland LLC”).

On February 14, 2023 (the “Closing Date”), as contemplated by the Merger Agreement, Merger Sub merged with and into Southland LLC, with Southland LLC surviving the merger as a wholly owned subsidiary of Legato II (the “Merger”). The transactions contemplated by the Merger Agreement are referred to herein collectively as the “Business Combination.” In connection with the Business Combination, Legato II changed its name to “Southland Holdings, Inc.”

Holders of 25,193,748 shares of Legato II common stock (“Common Stock”) elected to have their shares redeemed in connection with the Business Combination. At the closing of the Business Combination, the Company issued 33,793,111 shares of Common Stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”).

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of Common Stock and 14,385,500 warrants, each exercisable for a share of Common Stock at an exercise price of $11.50 per share (including public and private placement warrants) (“Warrants”), outstanding. Our Common Stock and Warrants trade on NYSE under the symbols “SLND” and “SLNDW,” respectively.

The audited financial statements included herein are those of Legato II prior to the consummation of the Merger and the name change. Prior to the Merger, Legato II neither engaged in any operations nor generated any revenue. Until the Merger, based on Legato II’s business activities, it was a “shell company” as defined under the Exchange Act.

The audited consolidated financial statements of Southland LLC, which is considered our accounting predecessor, are included in our Current Report on Form 8-K, which is anticipated to be filed with the Securities and Exchange Commission (the “SEC”) on or about March 22, 2023.

PART I

Item 1. Business

Overview

“Southland” is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the following end markets: bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines.

At Southland, our mission is to build great things that shape our landscape and foster sustainable infrastructure for future generations. We do this with integrity, never compromising our ethics, and putting the safety and well-being of our employees, and stakeholders, first.

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors, and Heritage Materials. With the combined capabilities of these six subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

During the year ended December 31, 2022, and prior to the Merger, Legato II was a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities.

Recent Developments

On February 14, 2023, we consummated the Merger. At the closing of the Merger, among other things, Legato II issued 33,793,111 shares of Common Stock to the former members of Southland LLC in exchange for their membership interests in Southland LLC.

In connection with the Business Combination, Legato II change its name to “Southland Holdings, Inc.” Our Common Stock and Warrants are now listed on the NYSE under the symbols “SLND” and “SLNDW,” respectively.

Reportable Segments

We manage Southland in two distinct segments: Civil and Transportation.

Our Civil segment operates throughout North America and specializes in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures throughout North America, and other parts of the world, including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and ferris wheels in the world.

Customers

Our customers are a mixture of public and private entities. Our public sector includes certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, and utilities, while our private customers consist largely of the owners of industrial, commercial, and residential sites. The majority of both our public and private customers are located in the United States; however, we have large projects in Canada and the Bahamas and experience in worldwide markets.

The management within each of our business segments is responsible for cultivating and maintaining successful long-term relationships with customers. Our local management teams build relationships with current and potential customers in order to better understand and serve their needs which benefits us in the competitive bid process.

We believe that our strategic relationships with customers will result in future opportunities. While relationships are important, we realize that future opportunities also require cost effective bids, as pricing is a key element for most construction projects.

Strategy

Southland exists to build great things that shape our landscape and foster reliable infrastructure for future generations. Across our regional base of offices, Southland provides both Civil and Transportation infrastructure projects to a diverse base of public and private clients. These clients benefit from our market intelligence, local relationships, and our expert knowledge of design and construction.

●	Self-Performance and Technical Experts. Our business model emphasizes self-performance of a significant portion of our work. This allows us to better manage costs by minimizing the use of third-party service providers, which can be more difficult to budget and can delay project schedules. Our expertise in a wide range of technical areas allows us to form internal joint ventures which contribute to better cost management.
●	Significantly Owned Equipment Fleet. Many of our services are equipment intensive. The cost of construction equipment, and in some cases, the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our preference of ownership, rather than reliance on renting and leasing, of a large and varied construction fleet and maintenance facilities enhances our access to reliable equipment at a favorable cost and allows us to capture additional margin. We currently own and maintain more than 3,500 active pieces of equipment with a fair market value exceeding $300 million.
●	Selective Bidding. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers to entry, we can continue to be competitive.
●	Maintain a Strong Balance Sheet and Bonding Capacity. We maintain a strong balance sheet and bonding capacity to target large contract work. This limits the number of competitors we bid against, as smaller, local companies are often not able to bid on larger projects.
●	Geographically Diverse. We have people and offices across North America which allow us to compete at a national level rather than being restricted to certain regions or states.
●	Growth Through Controlled Expansion. We continue to grow Southland by expanding the scope of services offered or through growing our market share in our existing specialties. In addition, we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources and expertise as a leader in the Transportation and Civil segments.
●	Appropriate Mix of Large-Scale and Small-Scale Projects. We target a mix of large-scale and small-scale projects in our bidding which mitigates risk as it relates to specific customers or projects.

Seasonality, Cyclicality, and Variability

The results of our operations are subject to quarterly variations. Much of the variation is the result of weather, particularly rain, ice, snow, heat, wind, and named storms, which can impact our ability to perform construction activities. These weather impacts can affect revenue and profitability in either of our business segments. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of North America, or other areas in which we operate. Traditionally, our first quarter is the most weather-affected; however, this will not necessarily be true in future periods.

Our business may also be affected by overall economic market declines, delays in new projects, by changes in client schedules, or for other reasons.

Competition and Market Trends

In both our Transportation and Civil segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national, and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas, both geographically and from an end market perspective. The degree and type of competition is influenced by the type and scope of construction projects within individual markets. Equipment ownership and ability to self-perform across numerous disciplines are two of our significant competitive advantages. These two advantages contribute to what sets us apart from our competition. We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial strength, as well as knowledge of local markets and conditions. We believe that we can compete favorably based on these factors.

Many of our competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

We believe that the combination of our experience, reputation, and technical expertise are unmatched among companies of our size. This combination of skills has allowed us to pursue large-scale projects with fewer competitors.

Contract Provisions and Subcontracting

Our contracts are primarily obtained through competitive bidding. Occasionally, we obtain contracts through direct negotiations with customers. We are often invited to bid on projects with customers who maintain pre-qualified contractor lists. Contractors are selected for the pre-approved contractor lists by virtue of their prior performance for such customers, as well as their reputation, technical expertise, safety record, ability to obtain surety bonds, and experience.

When considering bid opportunities, we evaluate factors such as the customer, the geographic location of the work, the availability of labor, our competitive advantage or disadvantage relative to other bidders, our current and projected workload, the likelihood of additional work, our history with the client, contract terms, the project’s cost and profitability estimates, and other factors. We have an experienced estimating staff using sophisticated estimating systems. The project estimates form the basis of a project budget against which performance is tracked through a project cost system, thereby enabling management to monitor a project’s cost and schedule performance. Project costs are accumulated and monitored regularly against billings and payments to ensure proper tracking of cash flow on the project.

Most of our contracts allow for termination by either us or our customer. The terms of these contracts typically cover the reimbursement of our costs through a specified date, along with additional reimbursement for demobilizing our employees and equipment from the project site. Some contracts are subject to completion schedule requirements which can include liquidated damages in the event schedules are not met.

We serve as the prime contractor on the majority of our projects. In the construction industry, the prime contractor is responsible for the execution of the entire contract scope of work, including subcontract work. As prime contractor, we are responsible for work of our subcontractors, and we are potentially subject to increased costs and reputational risks associated with the failure of one or more of our subcontractors to perform their respective scope as defined in the contract. While we may subcontract specialized activities such as blasting, hazardous waste removal and selected electrical/instrumentation work, we self-perform most of the work on our projects with our own resources, including field supervision, labor, and equipment.

Contract Backlog

Contract backlog (“Backlog”) in our industry is an economic measure of the total value of work remaining to be performed on projects that we have been awarded. Backlog consists of two components: (1) unearned revenue and (2) awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in Backlog once a contract has been fully executed and/or we have received formal Notice to Proceed from the project owner.

Although contract backlog reflects business that we consider to be firm; deferrals, cancellations, or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals, as appropriate.

Fixed price contracts, particularly with federal, state, and local government customers, are expected to continue to represent a majority of our total Backlog.

(Amounts in thousands)	Backlog
Balance: December 31, 2020	$2,897,381
New contracts, change orders, and adjustments	592,393
Gross backlog	3,489,774
Less: contract revenue recognized in 2021	(1,271,201)
Balance: December 31, 2021	$2,218,573
New contracts, change orders, and adjustments	1,892,946
Gross backlog	4,111,519
Less: contract revenue recognized in 2022	(1,137,634)
Balance December 31, 2022	$2,973,885

Construction Costs and Raw Materials

We manage our business to minimize or eliminate exposure to labor and material price increases, including through inflation, in our bids for projects, when possible. Our contracts typically contain protections in the case of excessive increases in the cost of either labor or equipment. In our fixed price contracts, we bid with assumptions of increases in wages and prices of raw materials. Frequently, we obtain fixed price quotes from major subcontractors and material suppliers early in our project schedules. Our fixed price contract bids also tend to contain contingencies for inflation or other significant increases. The construction and other materials needed to complete our projects tends to be available locally from multiple suppliers which insulates us from being overly reliant on any particular vendor.

Supply-chain disruption has continued for many of the materials and inputs that we need to complete our projects. Specifically, prices of oil, gas, and other fuel sources have increased. Additionally, the cost and availability of many construction materials and labor has impacted project costs and scheduling. We have continued to mitigate these impacts to the extent possible by passing these costs on to our customers when possible and agreeing to fixed-cost contracts with suppliers and subcontractors for labor and materials.

Our operations can be impacted by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, materials, equipment, and fuel through price escalation provisions in certain contracts and by considering the estimated increases in costs in our bidding on new work. We often seek to get fixed-price bids from subcontractors and suppliers upon signing new contracts to control costs. For the years ended December 31, 2022, December 31, 2021, and December 31, 2020, we did not have material impacts to our profitability due to increased costs. This does not mean that we will not incur increased costs due to increased costs in the future.

Due to the “COVID-19” pandemic and Russia’s invasion of Ukraine, the construction industry has experienced widespread supply chain impacts. Labor costs continue to increase due to shortages of qualified workers. Hiring and retaining our skilled workers continues to be a priority to avoid future potential labor shortages.

Risk Management, Insurance, and Bonding

We are insured to cover a broad range of exposures arising from our work in the construction industry. All of our policies have been procured with limits and deductibles or self-insured retention amounts of varying amounts per occurrence. We believe that our insurance coverage meets or exceeds our needs relating to any casualty or other type of insurance loss.

Our safety team has created an atmosphere of safety at our projects which has results in a favorable loss experience factor. Our safety directors and site-specific safety managers work together to assess and control potential losses and liabilities both before and during our construction projects. Our safety record is in-line with industry standards.

In our industry, we are generally required to possess various types of surety bonds guaranteeing our completion of projects for most public and private customer contracts. Surety bond costs and our ability to obtain surety bonds are largely contingent on our working capital, Backlog, past performance and reputation, capitalization, management and technical expertise, and other factors at the underwriter’s discretion. To date, we have been able to acquire the level of surety bonds necessary to support our business.

Government Regulations

Our business is subject to environmental, health and safety, government procurement, anti-bribery, and other government regulations and requirements. We believe that we have all of the necessary licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.

Below is a summary of some of the significant regulations that impact our business.

Environmental

Our operations are subject to various federal, state, local, and foreign laws and regulations relating to the environment, including those relating to the Clean Water and Clean Air Acts. In addition, the Environmental Protection Agency (the “EPA”) and other federal, state, local, and international agencies regulate our operations including in regards to the handling, transportation and disposal of non-hazardous and hazardous substances and waste, as well as emission and discharges into the environment; including discharges to air, surface water, groundwater, soil, and others.

We have a substantial investment in construction equipment that utilize diesel and gasoline fuel, which could be negatively impacted by regulations related to greenhouse gas emissions from such sources.

We are subject to laws and regulations governing the liability and cleanup responsibility for the release of hazardous substances into the environment. Under certain of these laws and regulations, liability can be assessed for sites to which hazardous substances or wastes were sent by current, or former operations at our facilities, or for the cleanup of previously owned or leased properties, irrespective of whether our activities were in violation of laws and regulations at the time or whether we directly caused the contamination. The presence of contamination from hazardous substances or wastes at our sites could preclude the sale, lease or use of our properties as collateral for financing.

We evaluate our compliance with environmental laws on a continual basis.

The majority of our revenue was recognized from contracts funded by federal, state, and local government agencies and authorities. Government contracts contain specific procurement regulations, contract provisions, and a variety of other requirements related to the formation, administration, project performance, and accounting. These agreements require certification of compliance.

Our operations are subject to various statutes and executive orders. These include but are not limited to:

●	the Davis-Bacon Act which regulates wages and benefits,

●	Executive Order 11246 which establishes equal employment opportunity and affirmative action requirements,
●	the Walsh-Healy Act which prescribes a minimum wage and regulates overtime and other working conditions,
●	Executive Order 14063 which requires project labor agreements on all federal construction projects with contract values over $35 million,
●	the Drug-Free Workplace Act, and
●	the Federal Acquisition Regulation and the Federal Civil False Claims Act.

We are also subject to the rules and regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration and other regulations. In addition, certain contracts within our government agency projects contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.

These laws and regulations affect how we transact business and, in some instances, impose additional costs on our business operations, which may adversely affect our business, results of operations and financial condition. As further described in “Item 1A. Risk Factors,” violation of specific laws and regulations could lead to fines, contract termination, debarment of contractors and/or suspension of future contracts. Our government customers can also terminate, renegotiate or modify any of their contracts with us at their convenience.

Anti-Corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against the Company for issues related to FCPA. In addition, the “SEC” requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

Human Capital Resources

We have built a culture of hard work and excellence with a diverse and inclusive workplace as a business imperative because our people are our single most important asset. In our high-performance culture, everyone is treated fairly and respectfully and has equal access to opportunities based on capabilities and performance, regardless of gender, generation, sexual orientation, mental and physical ability, race, ethnicity, and other protected classes.

Our workforce was made up of approximately 2,500 employees as of December 31, 2022, of which 550 were salaried and 1,950 were hourly.

Union Workforce

Several of our subsidiaries are a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union professions and are subject to renewal periodically. As of December 31, 2022, about 660, or 26%, of our employees were represented by a union. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects.

Diversity and Inclusion

We employ a dynamic mix of people to create the strongest company possible. Our policy strictly forbids discrimination in employment on the basis of age, culture, gender, national origin, sexual orientation, physical appearance, race, or religion. We are an inclusive, diverse company with people of all backgrounds, experience, culture, styles, talents, and other protected classes.

Professional and Career Development

We strive to develop and sustain a skilled labor advantage by providing thorough on and off-site training programs, project management training, and leadership development programs.

Safety, Health, and Wellness

We are committed to providing a safe environment for our employees. We pride ourselves in our above industry average workplace safety. We track and maintain several key safety metrics, which senior management reviews monthly, and we evaluate management on their ability to provide safe working conditions on job sites and to create a strong safety culture.

Compensation and Benefits

As part of our compensation philosophy, we believe that we must offer and maintain market competitive total compensation and benefit packages for our employees in order to attract and retain superior talent. We benchmark our benefits package against our competitors on a yearly basis.

We also provide additional benefits to our employees, including a 401(k) Match Plan, healthcare and insurance benefits, paid time off, family leave, flexible work schedules, and employee assistance programs.

Code of Conduct

All of our employees are subject to our Code of Conduct, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, and the Anti-Bribery and Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provisions of gifts, entertainment and hospitality, and charitable and political contributions.

Item 1A. Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors disclosed in this Annual Report to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the risk factors disclosed in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky.

Risks Related to Our Business and Industry

●	The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.
●	We may lose business to competitors through competitive bidding processes.
●	Our backlog is subject to unexpected adjustments and cancellations.
●	The loss of one or more customers could have an adverse effect on us.
●	The timing of new contract starts, including delays, cancellations and scope alterations, may result in unpredictable fluctuations in our business.
●	We are vulnerable to the cyclical nature of the markets we serve.
●	Demand for our services may increase or decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.
●	Adverse credit and financial market conditions could impair our, our customers’ and our partners’ borrowing capacity, which could negatively affect us.
●	The nature of our contracts subjects us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
●	If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
●	We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.
●	We use certain commodity products that are subject to significant price fluctuations.
●	Supply chain interruptions, including availability of materials, products or equipment, may have a negative impact on our ability to complete projects.
●	Some of our contracts have penalties for late completion.
●	Weather can significantly affect our revenue and profitability.
●	Climate change and related environmental issues could have a material adverse impact on us.
●	If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.
●	We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.
●	Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
●	We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
●	We are dependent upon suppliers and subcontractors to complete many of our contracts.
●	Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.
●	Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

●	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.
●	During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.
●	Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations.
●	Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our business.
●	Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.
●	We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.
●	In connection with acquisitions or divestitures, we may become subject to liabilities.
●	If we fail to integrate acquisitions successfully, we may experience operational challenges and risks, which may have an adverse effect on our business.
●	Our financial results are based upon estimates and assumptions that may differ from actual results.
●	Our reported results of operations could be adversely affected as a result of impairments of goodwill, other identifiable intangible assets or investments.
●	Our accounting for revenue recognized over time could result in a reduction or elimination of previously reported revenue and profit.
●	Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
●	Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.
●	We may be unable to win new contracts if we cannot provide customers with letters of credit or performance or other bonds.
●	It can be difficult and expensive to obtain the insurance we need for our business operations.
●	We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.
●	Foreign currency risks could have an adverse impact on revenue, earnings and/or backlog.
●	We could be adversely impacted if we fail to comply with domestic and international import and export laws.
●	Compliance with and changes in tax laws could adversely affect our performance.
●	Bank failures or intervention by banking regulators may have an adverse impact on our business.

Risks Related to our Securities

●	We are an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
●	An established market for our securities may not develop following consummation of the Business Combination.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject our securities to additional trading restrictions.
●	The price of our securities may change significantly and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or our stockholders in the public market could cause the market price of our securities to decline.
●	If securities analysts do not publish research or reports about our business or if they downgrade our securities or our sector, the price and trading volume of our securities could decline.
●	Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
●	We do not intend to pay dividends for the foreseeable future. As a result, you will be relying solely on the appreciation in value of our securities to achieve a return on your investment.

Risks Relating to our Business and Industry

The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.

The COVID-19 pandemic has created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers and the markets in which we do business. The scope and impact of the COVID-19 pandemic continues to evolve, and new strains of the COVID-19 virus have emerged. As a result of the COVID-19 pandemic, we have experienced delays in certain bidding activities and also in legal proceedings and settlement discussions where we have claims against project owners or customers. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results. It remains difficult to assess the full impact that the COVID-19 pandemic may have on our business, including the impact of actions that may continue to be taken in response to the pandemic and the impacts that the pandemic will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers and the regions that we serve, or on our financial condition and results of operations as a whole. The full impact depends on many factors that remain uncertain and subject to ongoing volatility, or that are not yet identifiable, and in many cases are out of our control. The COVID-19 pandemic and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also aggravate or heighten the risks posed by other risk factors that we have identified herein, which in turn could materially and adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that are not presently known or that have not yet become apparent. As a result, we cannot we provide any assurance that if the COVID-19 pandemic continues, it would not have a further adverse impact on our business, financial condition and results of operations.

We may lose business to competitors through competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other general and specialty contractors, regional, national and international, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology and also puts pressure on profit margins. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins could adversely affect our business.

Our backlog is subject to unexpected adjustments and cancellations.

Our backlog generally consists of projects for which we have an executed contract or commitment with a customer and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals or foreign currency fluctuations may occur with respect to contracts reflected in our backlog, which could reduce the dollar amount of our backlog and the revenue and profits that we actually earn or cause the rate at which we perform on our backlog to decrease. In addition, projects may remain in our backlog for an extended period of time. During periods of economic slowdown, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

The loss of one or more customers could have an adverse effect on us.

A few customers, including the U.S. government, state and local governments and governmental agencies, comprise a significant portion of our revenue. Our customers may unilaterally reduce, fail to renew or terminate their contracts with us at any time. Some of our contracts may have “termination for convenience” provisions in them. The loss of business from a significant customer could have a material adverse effect on our business, financial position and results of operations.

The timing of new contract starts, including delays, cancellations and scope alternations, may result in unpredictable fluctuations in our business.

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. It is generally very difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award, or the related work release is delayed or not received, we could incur substantial costs without guaranteed receipt of any corresponding revenue. Finally, the winding down or completion of work on significant projects could reduce our revenue and earnings if these projects have not been replaced.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services is dependent upon the existence of projects with construction needs. Our customers’ interest in approving new projects, budgets for capital expenditures and need for our services may be adversely affected by, among other things, poor economic conditions, including an economic recession, low oil prices, political uncertainties and currency devaluations. Customers may be selective in how they allocate and expend their capital, which could result in a reduction of the number of projects we may bid on and win. Many of the industries that we serve are vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Demand for our services may increase or decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control. The engineering and construction industry has historically experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers may delay or cancel upgrades, expansions and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industry, could adversely affect our customers and their willingness to fund capital expenditures in the future. Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services, reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

Adverse credit and financial market conditions could impair our, our customers’ and our partners’ borrowing capacity, which could negatively affect us.

Our ability to generate cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness, paying dividends and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to establish or draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges. In addition, adverse credit and financial market conditions also adversely affect our customers’ and our partners’ borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our customers. These disruptions could materially impact our backlog and profits. If we extend a significant portion of credit to our customers or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those customers are impacted by factors specific to their geographic industry or region.

The nature of our contracts subjects us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.

Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:

●	Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation contracts;
●	Unanticipated technical problems, including design or engineering issues;
●	Inaccurate representations of site conditions and unanticipated changes in the project execution plan;
●	Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;

●	Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;
●	Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;
●	Reliance on historical cost and/or execution data that is not representative of current or future economic and/or execution conditions;
●	Failure to accurately estimate the timing and cost of projects, including due to inflation, supply chain disruption, rising construction costs or unforeseen increases in the cost of labor;
●	Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of import tariffs;
●	Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;
●	Failure to properly assess and update appropriate risk mitigation strategies and measures;
●	Difficulties related to the performance of our customers, partners, subcontractors, suppliers or other third parties;
●	Delays or productivity issues caused by weather; and
●	Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

These and other risks may result in our failure to achieve contractual cost or schedule commitments, safety performance, overall customer satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we, or third parties working on our behalf or supplying equipment or material on our behalf, fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the customer, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.

If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.

Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which could result in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts could result in lower profits or losses. Economic factors, including inflation, could also subject us to higher costs, which we may not be able to fully recover in future projects that we are bidding, and could also decrease profit on our existing contracts, in particular with respect to fixed price contracts. Changes in laws, policies or regulations, including tariffs and taxes, could impact the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.

To the extent that we are unable to buy or lease equipment necessary for a project, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, or to find alternative ways to perform the work without the benefit of equipment ideally suited for the job, which could increase the costs of completing the project. If market rates for rental equipment increase, our margins for the project may be reduced. In addition, our equipment requires continuous maintenance, which we generally provide through our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain additional third-party repair services at a higher cost or be unable to bid on contracts.

We use certain commodity products that are subject to significant price fluctuations.

We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses that partially protect us from increasing prices. We may enter into supply agreements or pre-purchase commodities to secure pricing and may use financial contracts to further manage price risk. Significant price fluctuations could have a material adverse effect on financial position, results of operations, cash flows and liquidity

Supply chain interruptions, including availability of materials, products or equipment, may have a negative impact on our ability to complete projects.

Our ability to complete projects may be affected by supply chain disruptions. We source input materials, including raw materials, products and or equipment, from domestic suppliers and suppliers from other geographies. In some cases, the downstream effect of supply chain issues will be compounded by delays impacting our suppliers.

Some of our contracts have penalties for late completion.

In some instances, we guarantee that we will complete a project by a certain date. If we subsequently fail to complete the project as scheduled, we may be held responsible for costs resulting from the delay, generally in the form of contractually agreed-upon liquidated damages. To the extent these events occur, the total cost of the project could exceed our original estimate and we could experience reduced profits or a loss on the project, which could result in a material adverse impact to our financial position, results of operations, cash flows and liquidity.

Weather can significantly affect our revenue and profitability.

Our ability to perform work and meet customer schedules can be affected by weather conditions such as heat, wind, snow, ice and rain. Weather may affect our ability to work efficiently and can cause project delays and additional costs. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

Climate change and related environmental issues could have a material adverse impact on us.

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers, has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses. Further, the risks caused by climate change span across the full spectrum of the industries we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these industries. Our customers could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our customers, including those who (a) are involved in the exploration, production or refining of fossil fuels, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. We cannot predict when or whether any of these legislative proposals may become law or what effect will be on us and our customers.

If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.

Our business is labor intensive and our ability to maintain our productivity and profitability may be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We may not be able to maintain an adequately skilled labor force necessary to operate efficiently and to support our growth strategy. We have from time-to-time experienced, and may in the future experience, shortages of certain types of qualified personnel. For example, periodically there are shortages of engineers, project managers, field supervisors and other skilled workers capable of working on and supervising construction projects, as well as providing engineering services. The supply of experienced engineers, project managers, field supervisors, journeyman linemen and other skilled workers may not be sufficient to meet current or expected demand. The beginning of new, large-scale infrastructure projects, or increased competition for workers currently available to us, could affect our business, even if we are not awarded such projects. Labor shortages and/or increased labor costs could impair our ability to maintain our business or grow our revenue. If we are unable to hire employees with the requisite skills, we may also be forced to incur significant training expenses.

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.

We are dependent upon the efforts of our key personnel, and our ability to retain them and hire other qualified employees. The loss of our executive officers or other key personnel could affect our ability to run our business effectively. Competition for senior management is intense, and we may not be able to retain our personnel. The loss of any key person requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement, as well as to performing the departed person’s responsibilities until a replacement is found. In addition, as some of our key persons approach retirement age, we need to provide for smooth transitions. If we fail to find a suitable replacement for any departing executive or senior officer on a timely basis, such departure could adversely affect our ability to operate and grow our business.

Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.

We often work on complex projects, frequently in geographically remote or high-risk locations that are subject to political, social or economic risks or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain safety. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries or loss of life, the completion of a project could be delayed and we could experience investigations or litigation. Although we have a safety function to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, customer contracts or applicable regulations could subject us to losses and liability. Despite these activities we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.

We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.

Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace. While we have invested, and will continue to invest, substantial resources in our environmental, health and safety programs, our industry involves a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Serious accidents, including fatalities, may subject us to substantial penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate over time or we were to suffer substantial penalties or criminal prosecution for violation of health and safety regulations, our customers could cancel our contracts and not award us future business.

We are dependent upon suppliers and subcontractors to complete many of our contracts.

Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide certain equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our customer or any other party involved in the project, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact our profitability. In addition, faulty workmanship, equipment or materials could impact the project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a limited number of suppliers or subcontractors, there may be no available replacement technology, equipment, materials or services on a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties or suspension.

Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.

As part of our business, we enter into joint venture arrangements, typically to jointly bid on and execute particular projects, thereby reducing our risk profile while enhancing execution capabilities and increasing surety bonding capacity. Success on these joint projects depends in large part on whether our joint venture partners satisfy their contractual obligations. Generally, we and our joint venture partners are jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, reduce our profit on a project or result in a loss.

Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.

Misconduct, fraud, non-compliance with applicable laws and regulations or other improper activities by one of our employees, agents or partners could have a significant negative impact on our business and reputation. Such misconduct could include the failure to comply with anti-corruption, export control and environmental regulations, federal procurement regulations, regulations regarding the pricing of labor and other costs in government contracts, regulations regarding the protection of sensitive government information, regulations on lobbying or similar activities, regulations pertaining to internal control over financial reporting and various other applicable laws or regulations. The precautions we take to prevent and detect fraud, misconduct or failures to comply with applicable laws and regulations may not be effective, and we could face unknown risks or losses. Failure to comply with applicable laws or regulations or acts of fraud or misconduct could subject us to fines and penalties, loss of security clearance and suspension or debarment from contracting with government agencies, which could weaken our ability to win contracts and have a material adverse impact on our revenues and profits.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, injunctive relief or similar remedies which could be costly to us or limit our ability to operate.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. However, there is no assurance that our internal controls will always protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damaged reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could distract management.

During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

We have in the past been, and may in the future be, named as a defendant in lawsuits, claims and other legal proceedings during the ordinary course of our business. These actions may seek, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, cyber-security and related incidents, property damage, punitive damages and civil penalties or other losses or injunctive or declaratory relief. In addition, we generally indemnify our customers for claims related to the services we provide and actions we take under our contracts with them, and, in some instances, we may be allocated risk through our contract terms for actions by our customers or other third parties. Because our services in certain instances may be integral to the operation and performance of our customers’ infrastructure, we may become subject to lawsuits or claims for any failure of the systems on which we work, even if our services are not the cause of such failures, and we could be subject to civil and criminal liabilities to the extent that our services contributed to any property damage, personal injury or system failure. The outcome of any of these lawsuits, claims or legal proceedings could result in significant costs and diversion of management’s attention from the business. Payments of significant amounts, even if reserved, could adversely affect our reputation, our cash flows and our business.

Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations.

We rely on computer, information and communication technology and other related systems, some of which are hosted by third party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems have been and may, in the future, be subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks and ransomware, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, email phishing, corporate espionage, obsolescence and physical damage. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our operating results. Cybersecurity risks include potential attacks on both our information technology infrastructure and those of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information or information relating to our employees, customers and other third parties. We dedicate considerable attention and resources to the safeguarding of our information technology systems. Nevertheless, due to the evolving nature, persistence, sophistication and volume of cyber-attacks, we may not be successful in defending our systems against all such attacks. Consequently, we have employed, and may need to continue to employ, significant resources to remediate the impact of, or further mitigate the risk of, such an attack. Any successful cyber-attack can result in the criminal, or otherwise illegitimate use of, confidential data, including our data or third-party data for which we have the responsibility for safekeeping. Additionally, such an attack could have a material adverse impact on our operations, reputation and financial results. In addition, various privacy and security laws and regulations requiring us to protect sensitive and confidential information from disclosure continue to evolve and pose increasingly complex compliance challenges. Compliance with evolving data privacy laws and regulations may cause us to incur additional costs, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data, which could have a material adverse impact on our results of operations.

Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our business.

We periodically present contract modifications to our customers and subcontractors for changes in contract specifications or requirements. We consider unapproved change orders to be contract modifications for which customers have not agreed to both scope and price. We consider claims to be contract modifications for which we seek, or will seek, to collect from customers, or others, for customer-caused changes in contract specifications or design or other customer-related causes of unanticipated additional contract costs on which there is no agreement with customers. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. In some cases, settlement of contract modifications may not occur until after completion of work under the contract. A failure to promptly document and negotiate a recovery for contract modifications could have a negative impact on our cash flows, and an overall inability to recover contract modifications could have a negative impact on our financial condition, results of operations and cash flows.

Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.

In certain circumstances, we assert affirmative claims to which we believe the Company is entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as, but not limited to, delays or changes from the initial project scope, or differing site conditions, incomplete or inaccurate plans and drawings, which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. In addition, while customers and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay us, or such customers delay paying us for the related work or materials, we could experience a material adverse effect on our business and financial performance. In addition, if customers fail to pay us for work we perform, we could experience a material adverse effect on our business and profitability.

In connection with acquisitions or divestitures, we may become subject to liabilities.

In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims, claims for breach of contract, employment-related claims, environmental liabilities, conditions or damage, permitting, regulatory or other compliance with law issues or tax liabilities. If we acquire any of these liabilities and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. We may also retain exposure on financial or performance guarantees, contractual, employment, pension and severance obligations or other liabilities of the divested business and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquiror. As a result, performance by the divested businesses or other conditions outside of our control could have a material adverse effect on our business, financial condition and results of operations. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the divested business or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.

If we fail to integrate acquisitions successfully, we may experience operational challenges and risks, which may have an adverse effect on our business.

As part of our business strategy, we may acquire companies that expand, complement or diversify our business. Acquisitions may expose us to operational challenges and risks, including, among others:

●	The diversion of management’s attention from the day-to-day operations of the company;
●	Managing a significantly larger company than before completion of an acquisition;
●	The assimilation of new employees and the integration of business cultures;
●	Training and facilitating our internal control processes within the acquired organization;
●	Retaining key personnel;
●	The integration of information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
●	Challenges in keeping existing customers and obtaining new customers;
●	Challenges in combining service offerings and sales and marketing activities;
●	The assumption of unknown liabilities of the acquired business for which there are inadequate reserves;
●	The potential impairment of acquired goodwill and intangible assets; and
●	The inability to enforce covenants not to compete.

Failure to effectively manage the integration process could adversely impact our business, financial condition, results of operations and cash flows.

Our financial results are based upon estimates and assumptions that may differ from actual results.

In preparing our consolidated financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events or is not capable of being readily calculated based on generally accepted accounting principles. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time and provisions for income taxes. Actual results could differ materially from the estimates and assumptions that we use.

Our reported results of operations could be adversely affected as a result of impairments of goodwill, other identifiable intangible assets or investments.

When we acquire a business, we may record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests. Any impairment of the goodwill or identifiable intangible assets recorded in connection with could negatively impact our results of operations. In addition, we may enter into various types of investment arrangements, such as an equity interest we hold in a business entity. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below its carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized.

Our accounting for revenue recognized over time could result in a reduction or elimination of previously reported revenue and profit.

For contracts where scope is adequately defined, and therefore we can reasonably estimate total contract value, we recognize revenue over time as work is completed. Accounting for long-term contracts involves the use of various techniques to estimate total transaction price and costs. For long-term contracts, transaction price, estimated cost at completion and total costs incurred to date are used to calculate revenue earned. Unforeseen events and circumstances can alter the estimate of the costs and potential profit associated with a particular contract. Total estimated costs, and thus contract revenue and income, can be impacted by changes in productivity, scheduling, the unit cost of labor, subcontracts, materials and equipment. Additionally, external factors such as weather, customer needs, customer delays in providing permits and approvals, labor availability, governmental regulation and politics may affect the progress of a project’s completion, and thus the timing of revenue recognition. Actual results could differ from estimated amounts and could result in a reduction or elimination of previously recognized earnings. It is possible that such adjustments could be significant and could have an adverse effect on our business.

Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.

Our indebtedness could have important consequences, including but not limited to:

●	Increasing our vulnerability to general adverse economic and industry conditions;

●	Requiring us to dedicate a substantial portion of our cash flow from operations to servicing our debt, thereby reducing the availability of cash to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes; and
●	Limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate.

Our ability to service our debt will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our debt, we may need to refinance all or part of our existing debt, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional debt in the future in the ordinary course of business. Our current debt and any future additional debt we may incur may impose significant operating and financial restrictions on us. A breach of any of these restrictions could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due. If our operating performance declines, or if we are unable to comply with any restrictions, we may need to obtain amendments to our credit agreements or waivers from the lenders to avoid default. These factors could have a material adverse effect on us.

Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.

Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital, tangible net worth and amount of our indebtedness. In order to obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity, to complete acquisitions and to otherwise execute our business plans.

We may be unable to win new contracts if we cannot provide customers with letters of credit or performance or other bonds.

For many of our customers, surety bonds provide an adequate form of security, but for some customers security in the form of a letter of credit may be required. Failure to provide either a bond or a letter of credit when required by a customer may result in our inability to compete for, win or retain a project.

It can be difficult and expensive to obtain the insurance we need for our business operations.

We maintain insurance both as a risk management strategy and to satisfy the requirements of many of our contracts. Although we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage or increased premium costs or deductibles. We also monitor the financial health of our insurance. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their obligations to us, then our overall risk exposure and operational expenses could increase and our business operations could be interrupted.

We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is subject to international economic and political conditions that may change for reasons that are beyond our control. Operating in the international marketplace exposes us to a number of risks including:

●	Abrupt changes in government policies, laws, treaties (including those impacting trade), regulations or leadership;
●	Embargoes or other trade restrictions, including sanctions;

●	Restrictions on currency movement;
●	Tax or tariff changes and withholding requirements;
●	Currency exchange rate fluctuations;
●	Changes in labor conditions and difficulties in staffing and managing international operations, including logistical and communication challenges;
●	U.S. government trade or other policy changes in relation to the foreign countries in which we operate;
●	Other regional, social, political and economic instability, including recessions and other economic crises;
●	Natural disasters and public health crises, including pandemics;
●	Expropriation and nationalization of our assets;
●	International hostilities; and
●	Unrest, civil strife, acts of war, terrorism and insurrection.

Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses.

Foreign currency risks could have an adverse impact on revenue, earnings and/or backlog.

Our contracts may subject us to foreign currency risk, particularly when project revenue is denominated in a currency different than the expected costs. A project may be denominated in different currencies at various points in time as a project progresses. We may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives. However, these actions may not always eliminate all foreign currency risk, and as a result, our profitability could be affected. In addition, the U.S. dollar value of our backlog may from time to time increase or decrease significantly due to foreign currency volatility. We may also be exposed to limitations on our ability to reinvest earnings from operations in one country to fund our operations in other countries.

We could be adversely impacted if we fail to comply with domestic and international import and export laws.

Our international operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the U.S., we are subject to laws and regulations governing international trade and exports. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts.

Compliance with and changes in tax laws could adversely affect our performance.

We are subject to extensive tax liabilities imposed by multiple jurisdictions, including federal, state, local and international jurisdictions. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed and could result in a different tax rate on our earnings, which could have a material impact on our earnings and cash flow from operations. In addition, significant judgment is required in determining our provision for income taxes. In the ordinary course of our business, there are some transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audits by tax authorities, and our tax estimates and tax positions could be materially affected by many factors, including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our mix of earnings, the realizability of deferred tax assets and changes in uncertain tax positions. A significant increase in our tax rate could have a material adverse effect on our profitability and liquidity.

Bank failures or intervention by banking regulators may have an adverse impact on our business.

Bank failures or intervention by banking regulators with respect to bank closures, legislation or regulation, and reaction to systemic risk assessments in the national and international banking industries may adversely affect our access to capital, which may adversely impact our operational and financial results. Bank failures may cause financial losses where deposits are held in excess of FDIC, or other, insured limits. Bank failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our joint venture partners, insurers, sureties, customers, suppliers, or other parties on whom we rely are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.

Risks Relating Becoming a Public Company

We are an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are only required to provide two years of audited financial statements and only two years of related selected financial data and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of its reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We cannot predict whether investors will find our Common Stock to be less attractive as a result of any reliance on these exemptions. If some investors find our Common Stock to be less attractive, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile.

We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we have total annual gross revenue in excess of $1.235 billion; (ii) the last day of our fiscal year following the fifth anniversary of the date on which we consummated our initial public offering (the “IPO”) (or December 31, 2026); (iii) the date on which we issue more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of our Common Stock held by non-affiliates equals or exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Further, there is no guarantee that the exemptions available under the JOBS Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact our financial condition.

An established market for our securities may not develop following consummation of the Business Combination.

An active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, as described further below, if our securities become delisted from NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on NYSE or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

The price of our securities may vary significantly due to a variety of reasons including but not limited to recession, shortages of durable and hard goods used at our properties, semiconductors used in the equipment that powers the intellectual property that we develop, changes in interest rates, natural disasters and general market or economic conditions. Additionally, the initial stockholders of Legato II (the “Initial Stockholders”) and current and former management control a majority of our shares following consummation of the Business Combination, and a significant portion of these shares are subject to lockups which will result initially in limited liquidity of our securities. This could subject our securities to additional volatility.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject our securities to additional trading restrictions.

Currently, our Common Stock and Public Warrants are publicly traded on NYSE. We may be unable to maintain the listing of our securities in the future. In order to continue listing our securities on NYSE, we will be required to maintain certain financial, distribution and stock price levels.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on NYSE, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our securities were no longer listed on NYSE, they would not be covered securities and would be subject to regulation in each state in which they are offered.

The price of our securities may change significantly and you could lose all or part of your investment as a result.

The trading price of our securities is likely to be volatile. The stock market recently has experienced volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your securities at an attractive price due to a number of factors such as the following:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	the impact of the COVID 19 pandemic and its effect on our business and financial conditions;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	declines in the market prices of securities generally;

•	strategic actions by us or our competitors;
•	announcements by our competitors of significant contracts, acquisitions, partnerships, other strategic relationships or capital commitments;
•	any significant change in our management;
•	changes in general economic or market conditions or trends in our industry or markets;
•	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	future sales of our Common Stock or other securities;
•	investor perceptions or the investment opportunity associated with our securities relative to other investment alternatives;
•	the public’s response to press releases or other public announcements, including our filings with the SEC;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	the development and sustainability of an active trading market for our securities;
•	actions by institutional or activist stockholders;
•	changes in accounting standards, policies, guidelines, interpretations or principles; and
•	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our securities, regardless of our actual operating performance.  In addition, price volatility may be greater if the public float and trading volume of our securities is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation.  If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Future sales, or the perception of future sales, by the Company or our stockholders in the public market could cause the market price of our securities to decline.

If we or our stockholders sell or indicate an intention to sell substantial amounts of our securities in the public market, the trading price of our securities could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock reserved for issuance under our equity incentive plan are expected to be registered on Form S 8 under the Securities Act and become eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

Although the Initial Stockholders and certain Southland Members are subject to certain restrictions regarding the transfer of their shares of Common Stock, these shares may be sold after the expiration of their respective lock-ups. As restrictions on transfer expire, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, the price and trading volume of our securities could decline.

The trading market for our securities will rely in part on the research and reports that industry or financial analysts publish about the Company or its business.  We will not control these analysts. In addition, some financial analysts may have limited expertise with our model and operations.  Furthermore, if one or more of the analysts who do cover the Company downgrade our securities or our industry, or the securities of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause the price or trading volume of our securities to decline.

Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.

From time to time, in press reports, SEC filings, public conference calls and other contexts, we have provided guidance to the public regarding current business conditions and our expectations for our future financial results. We expect that we will provide guidance periodically in the future. Such guidance would be based upon a number of assumptions, expectations and estimates that would be inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which would be beyond our control. In providing guidance, we would also make various assumptions with respect to our future business decisions, some of which will change. Our actual financial results, therefore, may vary from our guidance due to our inability to meet the assumptions upon which such guidance is based and the impact on our business of various risks and uncertainties described in these risk factors and in our public filings with the SEC. Variances between our actual results and our guidance may be material.  To the extent that our actual financial results do not meet or exceed its guidance, the trading prices of our securities may be materially adversely affected.

We do not intend to pay dividends for the foreseeable future. As a result, you will be relying solely on the appreciation in value of our securities to achieve a return on your investment.

We intend to retain all of our earnings for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends on our securities. As a result, you can expect to receive a return on your investment in our securities only if the market price of such securities increases.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is in Grapevine, Texas. We own and lease other facilities throughout the United States and Canada. Our facilities include permanent and temporary office space, equipment yards, storage yards, maintenance facilities, shops, warehouses, training and education facilities, and other permanent and temporary locations as needed in our business.

Item 3. Legal Proceedings

From time to time, we may become involved in additional legal proceedings arising in the ordinary course of our business. We have been and continue to be involved in legal proceedings that arise in the ordinary course of business, the outcome of which, if determined adversely to us, would not individually or in the aggregate have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Legato II’s Common Stock and Warrants were historically listed on the Global Market of The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “LGTO” and “LGTOW,” respectively. Following the consummation of the Business Combination, our Common Stock and Public Warrants were listed on the Global Market of Nasdaq under the symbols “SLND” and “SLNDW,” respectively. On March 2, 2023, our Common Stock and Warrants were listed on NYSE under the symbols “SLND” and “SLNDW,” respectively.

Holders

As of February 27, 2023, we had 44,407,831 shares of Common Stock issued and outstanding held of record by 1,399 holders. Such numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors (our “Board”) and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Reserved

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. (formerly known as Legato Merger Corp. II). The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the “Forward-Looking Statements” section for a discussion of some of the uncertainties, risks, and assumptions associated with these statements. The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our consolidated balance sheets, statements of cash flows, and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes.

Overview

During the year ended December 31, 2022, and prior to the Merger, Legato II was a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses or entities. For more information on the Merger, see “Basis of Presentation” elsewhere in this Annual Report.

Following the Merger, Southland is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the following end markets: bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines.

At Southland, our mission is to build great things that shape our landscape and foster sustainable infrastructure for future generations. We do this with integrity, never compromising our ethics, and putting the safety and well-being of our employees, and stakeholders, first.

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors, and Heritage Materials. With the combined capabilities of these six subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

Key Factors Affecting Results of Operations after the Merger

Business Environment

Our Civil segment operates throughout North America and specializes in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and ferris wheels in the world.

Both our Civil and Transportation segments continue to identify new opportunities to grow our business, and the future outlook of the end markets we serve remains positive. Although risk and uncertainty exist, including, but not limited to, the items addressed within our forward-looking statements and risk factors, we believe that we are well positioned to compete on new infrastructure projects in both the public and private sectors. We believe that we have the operational excellence, reputation, and technical skill to continue to grow our business.

Market Trends and Uncertainties

In both our Transportation and Civil segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national, and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas, both geographically and from an end market perspective. The degree and type of competition is influenced by the type and scope of construction projects within individual markets. Equipment ownership and ability to self-perform across numerous disciplines are two of our significant competitive advantages. These two advantages contribute to what sets us apart from our competition. We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial strength, as well as knowledge of local markets and conditions. We believe that we can compete favorably in all of these factors.

Many of our competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

We have seen an increase in demand for specialty construction projects in recent years at the federal, state, and local level. We anticipate the further spending on infrastructure related to economic stimulus spending including the Infrastructure Investment and Jobs Act that was passed on 2022, and other federal, state, or local initiatives.

We believe that the combination of our experience, reputation, and technical expertise are unmatched among companies of our size. This combination of skills has allowed us to pursue complex projects with fewer competitors.

Seasonality, Cyclicality, and Variability

The results of our operations are subject to quarterly variations. Much of the variation is the result of weather, particularly rain, ice, snow, heat, wind, and named storms, which can impact our ability to perform construction activities. These weather impacts can affect revenue and profitability in either of our business segments. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of North America, or other areas in which we operate. Traditionally, our first quarter is the most weather-affected; however, this may or may not necessarily be true in future periods.

Our business may also be affected by overall economic market conditions, including but not limited to declines in spending by project owners, delays in new projects, by changes in client schedules, or for other reasons.

Key Business Metrics after the Merger

Backlog

We define backlog as a measure of the total amount of revenue remaining to be earned on projects that have been awarded. We only include a project in our backlog once we have an executed contract, or authorized notice to proceed. As a result, we believe our backlog is firm, although cancellations or scope adjustments may occur.

In our industry, backlog is an indicator of future revenue streams for work that has been awarded but not completed. We define backlog as anticipated revenue from the uncompleted portion of existing contracts and therefore can be estimated.

Backlog should not be considered a comprehensive indicator of future revenue as any of our contracts can be terminated by our customers on relatively short notice, and backlog does not include future work for which we may be awarded. In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, as well as our costs to demobilize from the project site. Our contracts do not typically grant us rights to revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated are not be included within our backlog amount.

Non-GAAP Financial Measures

In addition to financial results determined in accordance with U.S. GAAP, in our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). EBITDA assists management and our Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred, respectively, during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective, and complex estimates and judgments by management. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates.

Investments held in Trust Account

Legato II’s portfolio of investments prior to the Business Combination was comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Legato II’s investments held in the Trust Account were classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Common Stock Subject to Possible Redemption

Legato II accounted for its common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (the 27,600,000 public shares, including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within Legato II’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Legato II’s common stock sold in the IPO features certain redemption rights that are considered to be outside of its control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of Legato II’s consolidated condensed balance sheets.

Legato II recognizes changes in redemption value as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, Legato II recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, Legato II recognizes changes in the redemption value as a accretion as reflected on the accompanying unaudited consolidated condensed statements of changes in stockholders’ deficit.

Net Loss per Common Share

Legato II complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 27,600,000 shares of Public Shares in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods.

Post Merger Revenue Recognition

We recognize revenue over time as we satisfy our performance obligations. We generally use an input method measured by comparing actual costs incurred to date to total estimated costs for the project to recognize revenue as it is the best available method to recognize the progress of satisfying our performance obligations and transfer of control to our customers.

Due to the nature of our industry the use of this method requires us to make material estimates and assumptions that are subject to a high degree of uncertainty. To determine estimated transaction price and estimated cost at completion we rely on our experience, and outside expert opinions on an as needed basis, with particular types of projects and customers using information that is reasonably available to us.

An estimated transaction price can be impacted by numerous items related to variable consideration, including but not limited to: claims, approved and pending changes orders, unpriced change orders, completion incentives, liquidated damages, penalties, and other contractual provisions. An estimated cost at completion may fluctuate based on numerous items, including but not limited to:

•Complexity in original design,

•Owner-directed changes,

•Non-owner directed factors that necessitate change in scope or construction methodology,

•Differing site conditions,

•Productivity,

•Availability and cost of labor, equipment, or materials,

•Weather,

•Changes in technology,

•Governmental or environmental restrictions,

•Subcontractor and joint venture partner performance,

•Expected cost of warranties,

•Insurance costs, and

•Time to recover, or not recover, additional contract costs.

We recognize the impact of any changes in estimated transaction price or estimated cost at completion on a cumulative catch-up basis. This can result in the recognition of revenue in a current period related to the satisfaction of performance obligations that occurred or partially occurred in a prior period. This can also result in the reversal of revenue recognized in a prior period, in the current period. If it is estimated that a project will have costs in excess of expected revenues, we recognize the full loss in that period and any adjustments to that expected loss in the period in which that change in expected loss may be identified.

Recently Issued Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Legato II’s activities through December 31, 2022 and 2021, respectively, were organizational activities, those necessary to prepare for the IPO and, after the IPO, identify a target company for a business combination and consummating such business combination. It neither engaged in any operations nor generated any revenues.

For the year ended December 31, 2022, Legato II had a net income of $1,931,302, which consisted of operating costs of $1,281,634 and an income tax expense of $800,905, offset by non-operating income in the form of interest income on marketable securities held in the trust account of $4,013,841.

For the period from July 14, 2021 (inception) to December 31, 2021, Legato II had a net loss of $138,439, which consisted of operating costs of $162,602, offset by non-operating income in the form of interest income on marketable securities held in the trust account of $24,163.

Liquidity and Capital Resources

Unless noted otherwise, the below discussion of liquidity and capital resources refers to Legato II prior to the closing of the Merger and to Southland after the closing of the Merger.

Legato II’s liquidity needs prior to the consummation of the IPO were satisfied through the payment of $25,000 from the initial stockholder exchange for issuance of Founder Shares (as defined in Note 5), and loan proceeds from Eric Rosenfeld, Legato II’s former Chief SPAC Officer, of $65,000 under the Note (as defined in Note 5). The Note balance was settled on November 26, 2021, shortly after the consummation of the IPO. The facility was no longer available as of December 31, 2022. Subsequent to the consummation of the IPO through the consummation of the Business Combination, Legato II’s liquidity was satisfied through the net proceeds held outside of the trust account.

As of December 31, 2022, Legato II had $231,519 in cash and a working capital balance of $208,601. Legato II did not have any off-balance sheet arrangements as of December 31, 2022, and 2021, respectively. Legato II did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Southland’s principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. We enter into secured notes and mortgage notes in order to finance growth within our business, and we also enter into equipment notes in order to complete certain specialty construction projects. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, amounts available to us under our revolving credit agreement, and other financing will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions and our current contracts and backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our revolving credit agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain adequate disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the company’s principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated the effectiveness of Legato II’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Following this review and evaluation, our management determined that as of the end of the period covered by this Annual Report on Form 10-K, Legato II’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiaries.

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2022. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of Legato II’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2022. Based on this evaluation, management believes that, as of December 31, 2022, Legato II’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in Legato II’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Legato II’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers

Our current directors and executive officers are set forth below:

Name	Age	Position
Brian Pratt	70	Chairman (Class II Director)
Frank Renda	46	Class III Director; President and Chief Executive Officer
Tim Winn	46	Class III Director; Co-Chief Operating Officer and Executive Vice President
Gregory Monahan	49	Class III Director
Izzy Martins	51	Class II Director
Kyle Burtnett	46	Class I Director
Mario Ramirez	56	Class I Director
Cody Gallarda	36	Chief Financial Officer, Executive Vice President and Treasurer
Rudy V. Renda	45	Co-Chief Operating Officer and Executive Vice President - Strategy and Special Projects

Background Information

Brian Pratt

Brian Pratt has served as a member of the Board and Non-Executive Chairman of the Board since November 2021. Mr. Pratt served as Non-Executive Chairman of the board of directors of Legato Merger Corp. from August 2020 until its merger with Algoma Steel Group Inc. (“Algoma”) in October 2021 and has continued to serve as a member of the board of directors of Algoma since such time. Mr. Pratt served as Chairman of Primoris Services Corp (“Primoris”) from July 2008 until May 2019 and as a director on the Primoris board of directors from July 2008 to February 2020. He served as Primoris’ President and Chief Executive Officer from July 2008 to October 25, 2015. Mr. Pratt has been managing his personal investments since leaving Primoris. From 1983 through July 2008, he served as the President, Chief Executive Officer and Chairman of the board of directors of Primoris’ predecessor entity, ARB, Inc. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona, California.

Frank Renda

Frank Renda has served as President and Chief Executive Officer of the Company since the consummation of the Business Combination. Mr. Renda is responsible for identifying and establishing all necessary initiatives to achieve short-term and long-term corporate goals. He has nearly 30 years of experience across various disciplines within the construction industry and has spent the last 20 years as the CEO of Southland LLC. He has combined his operational background, industry knowledge, and M&A expertise to grow the Southland Holdings’ family of companies to well over $1B in annual revenues, with operations throughout North America. Mr. Renda earned his B.S. in Finance from Texas Tech University.

Tim Winn

Tim Winn has served as Executive Vice President and Chief Operating Officer of the Company since the consummation of the Business Combination. Mr. Winn has approximately 30 years of experience in technical infrastructure project execution. Under his leadership, Southland LLC, and its various subsidiaries, has completed some of the nation’s most complex bridge, marine, underground tunneling, structural and emergency infrastructure services for both public and private clients. Additionally, Mr. Winn has successfully integrated numerous strategic acquisitions to strengthen Southland Holdings operational capabilities. Mr. Winn earned his B.S. in Finance and Economics from Texas Tech University.

Gregory Monahan

Gregory Monahan has served as a member of the Board since November 2021. He also served as Legato II’s Chief Executive Officer from November 2021 until the consummation of the Business Combination in February 2023. Mr. Monahan has served as a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since 2005 and as the Portfolio Manager of Jamarant Capital, L.P. a private investment partnership, since January 2016. Mr. Monahan previously co-founded Bind Network Solutions, a consulting firm formed in 1998 which was focused on network infrastructure and security. Mr. Monahan currently serves on the board of directors of Absolute Software Corp, a provider of security and management for computer and ultra-portable devices, and Primo Water Corporation, a leading pure-play water solutions provider. From June 2016 to May 2019, he was a director on the board of directors of BSM Technologies, a commercial fleet telematics provider. Mr. Monahan also served as a director of COM DEV International, a designer and manufacturer of space hardware from April 2013 to April 2016; ENTREC Corporation, a crane and heavy haul transportation company from May 2015 to May 2016; SAExploration Holdings, a geophysical services company offering seismic data acquisition services to the oil and gas industry from June 2013 to July 2016; O’Charley’s Inc., a multi-concept restaurant company from March 2008 to April 2012; and Bridgewater Systems, a telecommunications software provider from May 2009 to August 2011. Mr. Monahan earned a Bachelor of Science degree in Mechanical Engineering at Union College and an MBA from Columbia Business School. Mr. Monahan is NACD Directorship Certified®.

Izzy Martins

Izzy Martins has served as a member of the Board since the consummation of the Business Combination in February 2023. Ms. Martins has also served as Executive Vice President, Americas Avis Budget Group, Inc. (“Avis”) since June 2020 after assuming the responsibilities associated with this role on an interim basis in January 2020. Previously, Ms. Martins held various strategic and financial roles with Avis, including Senior Vice President and Chief Financial Officer, Americas from May 2014 through December 2019, Senior Vice President and Acting Chief Accounting Officer from November 2010 through May 2014 and Vice President of Tax from August 2006 through November 2010. Ms. Martins was Avis’s Director of Tax Planning and Mergers & Acquisitions of Cendant Corporation (as the company was formerly known) from November 2004 through August 2006. Prior to joining Avis, Ms. Martins was associated with Deloitte & Touche LLP for seven years. Ms. Martins earned a Bachelor of Science degree in accounting and a Juris Doctor from Seaton Hall University.

Kyle Burtnett

Kyle Burtnett has served as a member of the Board since the consummation of the Business Combination in February 2023. Mr. Burtnett has also served as the President of GI Alliance, the largest physician-led network of gerontology providers, since November 2020. Prior serving as President of GI Alliance, Mr. Burtnett served as the Chief Operating Officer of Conifer Health Solutions, Inc. (“Conifer”) between October 2017 and June 2020. Mr. Burtnett also served as the interim Chief Executive Officer of Conifer during his tenure with the company and was involved in leading Conifer through its spinoff from Tenet Healthcare Solutions, Inc. Mr. Burtnett previously served as President, Ambulatory Services and Chief Integration Officer for Tenet’s United Surgical Partners International (“USPI”) subsidiary from June 2015 to October 2017. Prior to USPI, Mr. Burtnett served as Senior Vice President of Tenet’s Outpatient Services Division. He held numerous positions with Tenet from August 2003 to June 2015. Mr. Burtnett earned a Bachelor of Science degree in management from the U.S. Air Force Academy and an MBA from the University of Southern California, Marshall School of Business.

Mario Ramirez

Mario Ramirez has served as a member of the Board since the consummation of the Business Combination in February 2023. Mr. Ramirez has also served as the Managing Director of Avalon Net Worth, an independent boutique investment bank focused on providing business advisory services to middle-market companies, since June 2018. Mr. Ramirez also serves as President of MRamirez Group, LLC, a consulting firm Mr. Ramirez founded in January 2017 focused on advising family offices, business development and public-private partnerships in collaboration with influential business leaders. Mr. Ramirez was previously with TIAA, a Fortune 100 financial services company from 1995 to 2016 where he served on the senior leadership team in the role of Managing Director of Executive Relations and Hispanic Markets. Mr. Ramirez also serves on the Sam M. Walton College of Business Dean’s Executive Advisory Board, the Garrison Financial Institute board of directors, and is a member of the Board of Trustees for Liberty Christian School. Mr. Ramirez serves as Vice Chairman of the Hispanic Leadership Alliance and Vice chairman of Fossil Rim Wild Life Center. Mr. Ramirez previously served on the Arkansas Business Hall of Fame Selection Committee, the Arkansas Executive Forum, and the Campaign Arkansas Steering Committee and chaired the Campaign Committee for Diverse Programs. In addition, Mr. Ramirez earned a BSBA in Finance degree in 1989 from the Sam M. Walton College at the University of Arkansas.

Cody Gallarda

Cody Gallarda has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since the consummation of the Business Combination.  Mr. Gallarda has more than 15 years of experience in leading and developing finance, accounting, IT, and HR functions while overseeing various strategic initiatives. Prior to joining Southland LLC, he spent more than ten years with Primoris Services Corp., a publicly traded infrastructure firm. Mr. Gallarda is a Certified Public Accountant licensed in Texas and holds a M.S. in Accounting from the University of Texas at Dallas and holds an MBA from California State University, Fullerton, and a B.S. in Business Administration and Technology from California Baptist University.

Rudy Renda

Rudy Renda has served as Executive Vice President and Chief Operating Officer, Strategy and Special Projects, of the Company since the consummation of the Business Combination. Mr. Renda oversees various plant and conveyance projects for Southland LLC and has been instrumental in the company’s completion of some of the most complex projects in the United States. He combines nearly 30 years of construction experience, leading various components of contract administration and compliance, resource management, partnering strategies, customer relationships, and coordination across all subsidiaries of Southland LLC. Mr. Renda earned his undergraduate degree from Texas Tech University.

Corporate Governance

We have structured the Company’s corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of this corporate governance include:

●	we have independent director representation on our Audit, Compensation and Nominating and Governance Committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;
●	each of the three members of our Audit Committee qualify as an “audit committee financial expert” as defined by the SEC; and
●	we have implemented a range of other corporate governance best practices, including implementing a director education program.

Composition of the Board

The business and affairs of the Company are managed under the direction of the Board. The Board consists of seven directors, all of whom were elected to the Board upon the consummation of the Business Combination. The Board is divided into three classes, with only one class of directors being elected in each year and each director (except for those Class I and Class II directors elected upon the consummation of the Business Combination) serving a three-year term.

The term of office of the current Class I directors, Mr. Burtnett and Mr. Ramirez, will expire at the Company’s 2024 annual meeting of stockholders. The term of office of the current Class II directors, Mr. Pratt and Ms. Martins, will expire at the Company’s 2025 annual meeting of stockholders. The term of office of the current Class III directors, Mr. Renda, Mr. Winn and Mr. Monahan, will expire at the Company’s 2026 annual meeting of stockholders.

Committees of the Board

The Board has three standing committees, Audit, Compensation and Nominating and Governance, each of which is governed by a charter. The charters for our Audit Compensation and Nominating and Governance Committees are posted on our website, www.southlandholdings.com.

Audit Committee

Ms. Martins currently serves as the chair and a member of the Audit Committee, along with Mr. Monahan and Mr. Burtnett also serving as members. The Audit Committee meets NYSE audit committee composition requirements, and each member of the Audit Committee is financially literate.  The Board has determined that each of Ms. Martins, Mr. Burtnett and Mr. Monahan qualify as an “audit committee financial expert” as defined by the SEC.

The functions of the Audit Committee include, among other things:

●	evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;
●	reviewing the Company’s financial reporting processes and disclosure controls;
●	reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;
●	reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function;
●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;
●	obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
●	monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;
●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;
●	reviewing the Company’s annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s periodic reports filed with the SEC and discussing the statements and reports with the Company’s independent auditors and management;
●	reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of the Company’s financial controls and critical accounting policies;
●	reviewing with management and the Company’s auditors any earnings announcements and other public announcements regarding material developments;
●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;
●	preparing the report that the SEC requires in the Company’s annual proxy statement;

●	reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s code of ethics;
●	reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and
●	reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee Charter.

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act, all applicable SEC rules and regulations and all applicable NYSE listing rules. The Company will comply with future requirements of the SEC, NYSE or other applicable authority to the extent they become applicable to the Company.

Compensation Committee

Mr. Burtnett currently serves as the chair and a member of the Compensation Committee, along with Mr. Pratt and Ms. Martins also serving as members. The Board has determined that each of the members of the Compensation Committee satisfies the independence requirements of NYSE and is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act.

The functions of the Compensation Committee include, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of the Company’s executive officers;
●	reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;
●	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;
●	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to Company non-employee Board members;
●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	administering the Company’s equity incentive plans, to the extent such authority is delegated by the Board;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;
●	reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” in the Company’s periodic reports or proxy statements filed with the SEC, to the extent such caption is included in any such report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Board.

The Compensation Committee may also, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

The composition and function of the Compensation Committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and NYSE rules and regulations. The Company will comply with future requirements of the SEC, NYSE or other applicable authority to the extent they become applicable to the Company.

Nominating and Governance Committee

Mr. Ramirez currently serves as the chair and a member of the Nominating and Governance Committee, along with Mr. Monahan and Mr. Pratt also serving as members. All three members of the Nominating and Governance Committee meet NYSE independence requirements. The Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. The Nominating and Corporate Governance Committee is responsible for evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to the committees, establishing a policy for considering stockholder nominees to the Board, reviewing the corporate governance principles and making recommendations to the Board regarding possible changes; and reviewing and monitoring compliance with the Company’s Code of Business Conduct and Ethics.

Stockholder Nominations for Directors

The Nominating and Governance Committee will consider candidates for director nominees that are recommended by our stockholders in the same manner as Board recommended nominees, in accordance with the procedures set forth in our Amended and Restated Bylaws.

Our Amended and Restated Bylaws state that in order for a stockholder of the Company to propose nominations of candidates to be elected as directors at an annual meeting, such stockholder must, among other things, provide notice thereof in writing to the Secretary at the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the first anniversary of the preceding year’s annual meeting (provided however that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, or if no annual meeting was held the preceding year, notice must be delivered no earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the date on which public announcement of such meeting is first made by the Company). Such notice must contain, among other things, certain information about the stockholder giving the notice (and the beneficial owner, if any, on whose behalf the nomination is made) and certain information about any nominee or other proposed business.

You are advised to review our Amended and Restated Bylaws, which describe such procedures and other requirements about advance notice of stockholder nominations for directors. Any such nominations should be submitted to the Nominating and Governance Committee c/o Secretary, Southland Holdings, Inc., 1100 Kubota Drive, Grapevine, Texas 76051.

Code of Ethics

Following the closing of the Business Combination, we adopted an Amended and Restated Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of the Code of Ethics is posted on our website, www.southlandholdings.com. We will provide a copy of the Code of Ethics without charge upon request. We intend to disclose future amendments to, or waivers of, the Code of Ethics, as and to the extent required by SEC regulations, on our website identified above or in public filings.

Family Relationships

Frank Renda and Rudy V. Renda are first cousins.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings or any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last ten years.

Item 11. Executive Compensation

Executive and Director Compensation of Legato II Prior to the Business Combination

No executive officer or director of Legato II received any cash compensation for services rendered to Legato II. From the IPO to the consummation of the Business Combination, Legato II paid Crescendo Advisors II, LLC, an affiliate of Eric Rosenfeld, Legato II’s Chief SPAC Officer, $15,000 per month for providing Legato II with office space and certain office and secretarial services. However, this arrangement was solely for Legato II’s benefit and was not intended to provide Legato II’s officers or directors compensation in lieu of a salary. Additionally, such individuals were be reimbursed for any out-of-pocket expenses incurred in connection with activities on Legato II’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There was no limit on the amount of these out-of-pocket expenses and there was no review of the reasonableness of the expenses by anyone other than Legato II’s board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Executive and Director Compensation of Southland LLC Prior to the Business Combination

The following is a discussion and analysis of the material components of the compensation arrangements of Southland LLC’s directors and executive officers prior to the consummation of the Business Combination who would have been Southland LLC’s “named executive officers” if Southland LLC was subject to the reporting requirements under the Exchange Act as an “emerging growth company” as defined in the JOBS Act.

Southland LLC’s named executive officers (“NEOs”) for the year ended December 31, 2022, included Frank S. Renda, President, Chief Executive Officer and manager, Tim Winn, Executive Vice President, co-Chief Operating Officer and manager, Rudy V. Renda, Executive Vice President, co-Chief Operating Officer — Strategy and Special Projects and manager, and Cody Gallarda, Chief Financial Officer, Executive Vice President and Treasurer. This section provides important information regarding Southland LLC’s executive compensation programs and explains the compensation decisions made during the fiscal year ending December 31, 2022, for its NEOs.

Southland LLC’s executive compensation program was designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals and to align their interests with the interests of Southland LLC equity holders. The primary elements of compensation for Southland LLC’s NEOs were base salary and annual performance bonuses. Southland LLC ‘s NEOs also participated in employee benefit plans and programs that Southland LLC offered to its other employees, including group medical health and accident, group insurance and similar benefit plans as well as its retirement plans.

The compensation of the Chief Executive Officer was determined annually upon the vote of the Southland LLC board of managers and the compensation of the other NEOs was determined annually by the Chief Executive Officer. In making compensation decisions, Southland LLC considered annual and long-term Company performance and considered the compensation of its executive officers in relation to companies of comparable size, industry and complexity, taking the performance of Southland LLC into consideration.

Summary Compensation Table for 2022 and 2021

The following table sets forth information with respect to the compensation of Southland LLC’s NEOs for the fiscal years ended December 31, 2022, and 2021.

Name	Year	Salary	Bonus(1)	All Other Compensation(2)	Total
Frank S. Renda	2022	$299,840	$200,000	$5,558	$505,398
	2021	$299,840	$-	$7,517	$307,357
Tim Winn	2022	$350,684	$200,000	$26,000	$576,684
	2021	$350,684	$-	$21,888	$372,572
Rudy V. Renda	2022	$247,840	$200,000	$21,312	$469,152
	2021	$247,840	$-	$20,940	$268,780
Cody Gallarda	2022	$300,000	$270,000	$25,400	$595,400
	2021	$285,577	$270,000	$19,292	$574,869

(1)	Represents a discretionary performance bonus.
(2)	Represents vehicle allowances and Southland LLC contributions to 401(k)-Profit Sharing Plan.

Narrative Disclosure to Summary Compensation Table

Base Salaries

The NEOs received their respective base salaries to compensate them for services rendered to Southland LLC. The base salary payable to each NEO was intended to provide a market competitive level of fixed compensation reflecting the applicable NEO’s skill set, experience, role and responsibilities. For the fiscal year ended December 31, 2022, the respective annual base salaries of Southland LLC’s NEOs were as follows:

Name	Base Salary
Frank S. Renda	$299,840
Tim Winn	$350,684
Rudy V. Renda	$247,840
Cody Gallarda	$300,000

Cash Bonus

Southland LLC’s NEOs were entitled to receive annual cash bonuses. Payments of the annual cash bonuses were discretionary and not based on any specific performance milestones or financials achievements. Any cash bonuses paid to the Chief Executive Officer were approved by the board of managers and any cash bonuses paid to the other NEOs were approved by the Chief Executive Officer. For the fiscal year ended December 31, 2022, the total discretionary cash bonuses paid to Southland LLC’s NEOs were as follows:

Name	Percentage of Base Salary	Bonus Amount
Frank S. Renda	66.7%	$200,000
Tim Winn	57.0%	$200,000
Rudy V. Renda	80.7%	$200,000
Cody Gallarda	90.0%	$270,000

Equity Compensation

Southland LLC did not provide its NEOs with any equity-based compensation.

Other Elements of Compensation

Retirement Plans. Southland LLC maintained a 401(k)-Profit Sharing Plan for its employees, including NEOs, who satisfied certain eligibility requirements. NEOs were eligible to participate in the 401(k)-Profit Sharing Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the plans, which have discretionary match features. For the fiscal year ended December 31, 2022, the total discretionary contributions made in favor of Southland LLC’s NEOs were as follows:

Name	Contribution Amount
Frank S. Renda	$5,558
Tim Winn	$11,600
Rudy V. Renda	$6,912
Cody Gallarda	$11,600

Health/Welfare Plans. All of Southland LLC’s full-time employees, including NEOs, were eligible to participate in its health and welfare plans, including, but not limited to, medical, dental and vision benefits, short-term and long-term disability insurance and life insurance.

Car Allowance. Certain NEOs were entitled to receive annual car allowances. For the fiscal year ended December 31, 2022, Mr. Winn and Mr. Rudy Renda received an annual car allowance of $14,400. Mr. Gallarda received an annual car allowance of $13,800.

Employment Agreements

Southland LLC did not enter into written employment agreements with any of its NEOs. The total annual compensation of the Chief Executive Officer was determined upon the vote of the Southland LLC board of managers and the total annual compensation of the other NEOs was determined by the Chief Executive Officer. The NEOs were employed on at-will basis and were eligible to participate in Southland LLC’s group medical health and accident group insurance and similar benefit plans as well as its retirement plans.

As Southland LLC’s President and Chief Executive Officer, Frank S. Renda received a base salary of $299,840. Mr. Renda’s salary was determined annually upon the vote of the Southland LLC board of managers. Additionally, Mr. Renda was eligible to receive a discretionary cash bonus as determined by the Southland LLC board of managers, in its sole discretion. For the fiscal year ended December 31, 2022, Mr. Renda received a $200,000 cash bonus.

As Southland LLC’s Executive Vice President and co-Chief Operating Officer, Tim Winn received a base salary of $350,684 and an annual car allowance of $14,400. Mr. Winn’s salary was determined annually by the Chief Executive Officer. Additionally, Mr. Winn was eligible to receive a discretionary cash bonus as determined by the Chief Executive Officer, in his sole discretion. For the fiscal year ended December 31, 2022, Mr. Winn received a $200,000 cash bonus.

As Southland LLC’s Executive Vice President and co-Chief Operating Officer - Strategy and Special Projects, Rudy V. Renda received a base salary of $247,840 and an annual car allowance of $14,400. Mr. Renda’s salary was determined annually by the Chief Executive Officer. Additionally, Mr. Renda is eligible to receive a discretionary cash bonus as determined by the Chief Executive Officer, in his sole discretion. For the fiscal year ended December 31, 2022, Mr. Renda received a $200,000 cash bonus.

As Southland LLC’s Chief Financial Officer, Executive Vice President and Treasurer, Mr. Gallarda received a base salary of $300,000 and an annual car allowance of $13,800. Mr. Gallarda’s salary was determined annually by the Chief Executive Officer. Additionally, Mr. Gallarda was eligible to receive a discretionary cash bonus as determined by the Chief Executive Officer, in his sole discretion. For the fiscal year ended December 31, 2022, Mr. Gallarda was awarded a cash bonus of $270,000.

Potential Payments Upon Termination or Change of Control

On December 31, 2021 Southland LLC entered into a Key Employee Retention Agreement with Cody Gallarda (the “Retention Agreement”), pursuant to which Mr. Gallarda was entitled to termination benefits upon a termination of employment by Southland LLC. The Retention Agreement also provided that Mr. Gallarda would be entitled to termination benefits upon a change of control of Southland or upon a change in ownership of greater than 25% of the equity interests of Southland LLC, if such change of control or ownership resulted in Mr. Gallarda’s target compensation package or employment status being reduced. The termination benefits included severance payments equal to six months base salary, to be paid no later than 90 days following the date of termination, and all accrued but unused vacation as of the date of termination, to be paid with the last paycheck received by Mr. Gallarda in accordance with Southland LLC’s regular payroll practices. Southland LLC’s obligations to make the foregoing severance payments would not apply in the event Mr. Gallarda was terminated for cause or voluntarily resigned from Southland LLC; provided, however such voluntary resignation was not the result of a change of control or ownership triggering the termination benefits, as described above. The Retention Agreement further provided that if Mr. Gallarda received the termination benefits described above, or was otherwise terminated for cause, Mr. Gallarda would not solicit any Southland LLC employees for a period of two years following the termination date and would not solicit any Southland LLC customers for a period of one year following the termination date. The Business Combination did not trigger the foregoing payments.

Outstanding Equity Awards as of December 31, 2022

Southland LLC did not provide its NEOs with any equity-based compensation. Accordingly, there were no outstanding equity awards held by any Southland LLC NEOs as of December 31, 2022.

Director Compensation

No compensation was provided to Southland LLC’s directors in connection with their service as directors during the year ended December 31, 2022. There were no outstanding equity awards held by any Southland LLC directors as of December 31, 2022.

Executive and Director Compensation of the Company Following the Business Combination

Executive Compensation

Subsequent to the closing of the Business Combination, the Board appointed Mr. Burtnett, Mr. Pratt and Ms. Martins to the Compensation Committee, with Mr. Burtnett serving as chair. The Compensation Committee adopted an executive compensation program as described below.

The Company’s primary objective with respect to executive compensation is to maintain a reward system that aligns executive compensation with the Company’s overall business strategies and attracts and retains highly qualified executives. The Company intends to stay competitive in the marketplace with companies of comparable size, industry and complexity. The Company’s compensation philosophy for executives is guided by the following principles:

●	Pay for Performance. In making compensation decisions, the Company considers annual and long-term company performance and considers the compensation of its executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company into consideration.
●	Reviewed Annually. The Compensation Committee of the Board annually reviews compensation levels to ensure the Company remains competitive and continues to attract, retain and motivate top-tier talent.
●	Alignment with Stockholder Interests. The Company’s compensation program is intended to closely align the interests of the Company’s NEOs with those of its stockholders in an effort to create long-term stockholder value.

The Company’s compensation philosophy is intended to reward demonstrated performance and encourage behavior that is in the long-term best interests of the Company and its stockholders. Compensation for its executive officers has four primary components: base salary, an annual cash incentive bonus, certain perquisites and additional compensation as outlined in applicable employment agreements and long-term compensation in the form of equity grants.

In connection with the Company’s executive compensation program, each of Messrs. Frank Renda, Winn, Rudy Renda and Gallarda entered into employment agreements with the Company (the “New Employment Agreements”). The New Employment Agreements generally provide for at-will employment and each executive’s annual base salary, eligibility to receive an annual cash performance bonus, eligibility to receive equity grants pursuant to the Company’s equity plans and eligibility to participate in the Company’s benefit plans.

The annual base salary of each executive, and such executive’s annual cash performance bonus, are expected to be reviewed annually by the Company. Mr. Frank Renda’s New Employment Agreement provides for an initial annual base salary of $650,000. Mr. Winn’s New Employment Agreement provides for an initial annual base salary of $500,000. Mr. Rudy Renda’s New Employment Agreement provides for an initial annual base salary of $500,000. Mr. Gallarda’s New Employment Agreement provides for an initial annual base salary of $400,000. Each executive’s New Employment Agreement provides for an annual cash performance bonus that is targeted, but not guaranteed, to be between 80% and 200% of such executive’s annual base salary for that particular year.

The New Employment Agreements also restrict Messrs. Frank Renda, Winn, and Rudy Renda’s ability to sell more than a certain percentage of his total, aggregate equity holdings in the Company or any of the Company’s affiliates during any calendar year. Each executive officer is subject to certain restrictive covenants, including but not limited to confidentiality, non-disclosure and non-solicitation covenants under his New Employment Agreement.

Further, the New Employment Agreements provide for the following payments upon termination of an executive’s employment, including in connection with a change in control:

●	Termination by the Company for Cause or Termination by Executive Without Good Reason. If the Company terminates an executive’s employment for cause or an executive terminates his employment without good reason, the Company will pay to the executive his base salary due through the date of termination and all accrued benefits, if any, to which the executive is entitled as of the date of termination, at the time such payments are due, and the executive’s rights with respect to equity or equity-related awards will be governed by the applicable terms of the related plan and/or separate award agreement.
●	Termination by the Company without Cause or Termination by Executive with Good Reason. If the Company terminates an executive’s employment other than for cause or disability or if an executive terminates his employment with good reason: (i) the Company will pay the executive (A) the executive’s base salary due through the date of termination, (B) a pro rata bonus at the time other employees receive annual bonuses for the calendar year in which the date of termination occurs and in all events by March 15 of the calendar year following the year in which such termination occurs, (C) all accrued benefits, if any, to which the executive is entitled as of the date of termination, in each case at the time such payments are due, (D) a cash lump sum in an amount equal to one (1) times the sum of the executive’s base salary and target annual bonus for the year of termination, payable in a lump sum on the 60th day following the date of termination (ii) all outstanding equity awards held by the executive immediately prior to his termination will immediately vest (with outstanding options remaining exercisable for the length of their remaining term), and (iii) the executive and his covered dependents will be entitled to continued participation in benefit plans on the same terms and conditions as applicable immediately prior to his date of termination for 18 months; provided that if such continued coverage is not permitted under the terms of such benefit plans, the Company will pay the executive an additional, lump sum amount that, on an after-tax basis, is equal to the cost of comparable coverage obtained by the executive, and (E) a cash, lump sum in an amount equal to any unpaid portion of the signing bonus and the deferred compensation, if any, payable in a lump sum on the 60th day following the date of termination.

●	Termination Upon a Change in Control. If there is (i) a termination of an executive’s employment by the Company without cause (and not as a result of death or disability) or a resignation by an executive with good reason during the two-year period following a change in control or (ii) a termination of an executive’s employment by the Company without cause (and not as a result of death or disability) within six (6) months prior to a change in control, if the termination was at the request of a third party or otherwise arose in anticipation of the change in control, the executive will receive the payments and benefits set forth in Termination by the Company without Cause or Termination by Executive with Good Reason, except that in lieu of the lump-sum payment under subsection (i)(D) thereof, the executive will receive a cash payment in an amount equal to two (2) times the sum of his base salary and target annual bonus for the year of termination (without taking into account any reductions which would constitute good reason), payable in a lump sum on the 60th day following the date of termination.

Director Compensation

Following the closing of the Business Combination, the Company continues to review the appropriate design for a non-employee director compensation program. The Company expects the program may consist of an annual cash retainer, committee retainers or equity awards subject to time-based vesting, subject to the discretion of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of Common Stock as of March 21, 2023 by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;
●	each of our current executive officers and directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Common Stock is based on 44,407,831 shares of Common Stock issued and outstanding as of March 21, 2023.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock	%
Gregory Monahan(2)	609,674	1.4
Brian Pratt(3)	2,480,822	5.6
Frank S. Renda(4)	22,117,537	49.8
Tim Winn(5)	6,220,558	14.0
Rudy V. Renda(6)	6,220,560	14.0
Cody Gallarda	-	*
Mario Ramirez	-	*
Izzy Martins	-	*
Kyle Burtnett	-	*
All Directors and Executive Officers of the Company as a Group (9 Individuals)	37,678,891	84.8

Five Percent Holders
Frank S. Renda(4)	22,117,537	49.8
Tim Winn(5)	6,220,558	14.0
Rudy V. Renda(6)	6,220,560	14.0
Frank Renda 2015 Irrevocable Trust	5,571,932	12.5

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each person is c/o Southland Holdings, Inc., 1100 Kubota Drive, Grapevine, Texas 76051.
(2)	Represents (i) 609,674 shares and (ii) 2,500 shares issuable upon exercise of warrants exercisable within 60 days held directly by Mr. Monahan.
(3)

Represents (i) 121,386 shares held directly by Mr. Pratt, (ii) 1,750,000 shares and 125,000 shares issuable upon exercise of warrants exercisable within 60 days held by Pratt Capital I, LP, with which Mr. Pratt is affiliated, and (iii) 484,436 shares held by Pratt Capital LLC, with which Mr. Pratt is affiliated. With respect to the shares referenced in (ii)-(iii) in this footnote. Mr. Pratt disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

(4)

Represents (i) 10,462,844 shares held directly by Mr. Renda; (ii) 5,571,932 shares held by the Frank Renda 2015 Irrevocable Trust; (iii) 2,006,635 shares held by the Dominic Vincent Renda Trust; (iv) 2,006,635 shares held by the Madison Nicole Renda Trust; (v) 2,006,635 shares held by the Santino Leonidas Renda Trust; and (vi) 62,856 shares held directly by Mr. Renda’s spouse. With respect to the shares referenced in (ii)-(vi) in this footnote, Mr. Renda disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

(5)

Represents (i) 1,527,501 shares held directly by Mr. Winn; (ii) 1,520,690 shares held by the Walter Timothy Winn 2015 Irrevocable Trust; (iii) 1,520,690 shares held by the Debra Nicole Winn Irrevocable 2020 Trust; and (iv) 1,651,677 shares held directly by Mr. Winn’s spouse. With respect to the shares referenced in (ii)-(iv) in this footnote, Mr. Winn disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

(6)

Represents (i) 3,517,109 shares held directly by Mr. Renda; (ii) 1,351,725 shares held by the Rudolph V. Renda, Jr. 2015 Irrevocable Trust; (iii) 675,863 shares held by the Angelo Joseph Renda Trust; and (iv) 675,863 shares held directly by the Lola Sofia Renda Trust. With respect to the shares referenced in (ii)-(iv) in this footnote, Mr. Renda disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

Equity Compensation Plan Information

As of December 31, 2022, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, our stockholders approved the Southland Holdings, Inc. 2022 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers as described in the section titled “Executive Compensation” and the Merger Agreement as described in the section titled “Basis of Presentation,” the following is a description of each transaction since January 1, 2022 and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeds or will exceed $120,000; and
●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Certain Relationships and Related Party Transactions – Southland LLC

Related Party Loans

On November 30, 2016, Southland LLC issued a promissory note for the principal amount of $3,198,341 to Frank S. Renda, its President and Chief Executive Officer and a manager on its board of managers (the “2016 Frank Renda Note”). The 2016 Frank Renda Note was issued by Southland LLC in connection with Southland LLC’s acquisition of Mr. Renda’s ownership interests in Oscar Renda Contracting, Inc., and it is secured by a security interest in such ownership interests. The 2016 Frank Renda Note bears interest at a rate of 1.29% per annum, which is due and payable annually as it accrues. There are no installment payments of principal due under the 2016 Frank Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on December 31, 2025. Southland LLC has not made any payments of principal under the 2016 Frank Renda Note. As of December 31, 2022, the aggregate principal amount outstanding under the 2016 Frank Renda Note was $3,198,341, and the aggregate outstanding accrued interest thereunder was $263,100. Mr. Renda now serves as President and Chief Executive Officer and as a director of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On November 30, 2018, Southland LLC issued an unsecured promissory note for the principal amount of $1,196,686 to Frank S. Renda, its President and Chief Executive Officer and a manager on its board of managers (the “2018 Frank Renda Note”). The 2018 Frank Renda Note bears interest at a rate per annum equal to the long-term applicable federal rate with a monthly compounding period, as published by the Internal Revenue Service from time to time, or, if greater, the minimum rate of interest necessary under applicable law to avoid the existence of a taxable benefit to Mr. Renda in respect of the amount of interest payable thereunder. Interest under the 2018 Frank Renda Note is due and payable annually on December 31st of each year as it accrues. There are no installment payments of principal due under the 2018 Frank Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on November 30, 2023. Southland LLC has not made any payments of principal under the 2018 Frank Renda Note. As of December 31, 2022, the aggregate principal amount outstanding under the 2018 Frank Renda Note was $1,196,686, and the aggregate outstanding accrued interest thereunder was $112,587. Mr. Renda now serves as President and Chief Executive Officer and as a director of the Company following the consummation of the Business

Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On November 30, 2016, Southland LLC issued a promissory note for the principal amount of $2,762,140 to Rudy V. Renda, its Executive Vice President and co-Chief Operating Officer - Strategy and Special Projects and a manager on its board of managers (the “2016 Rudy Renda Note”). The 2016 Rudy Renda Note was issued by Southland LLC in connection with Southland LLC’s acquisition of Mr. Renda’s ownership interests in Oscar Renda Contracting, Inc., and it is secured by a security interest in such ownership interests. The 2016 Rudy Renda Note bears interest at a rate of 1.29% per annum, which is due and payable annually as it accrues. There are no installment payments of principal due under the 2016 Rudy Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on December 31, 2025. Southland LLC has not made any payments of principal under the 2016 Rudy Renda Note. As of December 31, 2022, the aggregate principal amount outstanding under the 2016 Rudy Renda Note was $2,762,140, and the aggregate outstanding accrued interest thereunder was $227,217. Mr. Renda now serves as co-Chief Operating Officer and Executive Vice President of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of common stock of the Company following the consummation of the Business Combination.

On November 30, 2018, Southland LLC issued an unsecured promissory note for the principal amount of $1,196,686 to Rudy V. Renda, its Executive Vice President and co-Chief Operating Officer - Strategy and Special Projects and a manager on its board of managers (the “2018 Rudy Renda Note”). The 2018 Rudy Renda Note bears interest at a rate per annum equal to the long-term applicable federal rate with a monthly compounding period, as published by the Internal Revenue Service from time to time, or, if greater, the minimum rate of interest necessary under applicable law to avoid the existence of a taxable benefit to Mr. Renda in respect of the amount of interest payable thereunder. Interest under the 2018 Rudy Renda Note is due and payable annually on December 31st of each year as it accrues. There are no installment payments of principal due under the 2018 Rudy Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on November 30, 2023. Southland LLC has not made any payments of principal under the 2018 Rudy Renda Note. As of December 31, 2022, the aggregate principal amount outstanding under the 2018 Rudy Renda Note was [$1,196,686], and the aggregate outstanding accrued interest thereunder was $112,587. Mr. Renda now serves as co-Chief Operating Officer and Executive Vice President of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of common stock of the Company following the consummation of the Business Combination.

On March 22, 2019, Southland LLC loaned the principal amount of $2,143,892 to Tim Winn, its Executive Vice President and co-Chief Operating Officer and a manager on its board of managers (the “Winn Loan”). The Winn Loan was not documented via a written loan agreement or promissory note and did not bear any interest. The Winn Loan was scheduled to become due and payable on March 22, 2029; however, Mr. Winn repaid the Winn Loan in full prior to the consummation of the Business Combination. Mr. Winn now serves as Executive Vice President and co-Chief Operating Officer and as a director of the Company following the consummation of the Business Combination. Mr. Winn is also the beneficial owner of more than 5% of the issued and outstanding shares of common stock of the Company following the consummation of the Business Combination.

Certain Relationships and Related Party Transactions - Legato II

Common Stock

In July 2021, Legato II issued an aggregate of 5,750,500 founder shares of Common Stock to the Initial Stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.005 per founder share. In November 2021, Legato II effected a dividend of 0.2 shares for each outstanding share, resulting in the Initial Stockholders holding 6,900,000 founder shares.

In August 2021, Legato II also issued to designees of EBC an aggregate of 240,000 EBC founder shares (after giving effect to the dividend effected in November 2021 described above) at a price of $0.0001 per share.

Private Placement Units

Simultaneously with the consummation of the IPO, Legato II consummated the private placement of 1,171,000 Units at a price of $10.00 per Unit, generating total proceeds of $11,710,000. The issuances of the were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Units were purchased by Legato II’s Initial Stockholders and EBC. The Units are identical to the Units sold in the IPO. The Initial Stockholders agreed not to transfer, assign or sell any of the Units, Warrants or Common Stock underlying the Units, and the Common Stock into which the Warrants underlying the Units are exercisable (except to certain transferees), until 30 days after the completion of the Business Combination.

Related Party Loans

On August 23, 2021, Eric Rosenfeld, Legato II’s Chief SPAC Officer, issued a $65,000 principal amount unsecured promissory note to Legato II. The note was non-interest bearing and became payable on the consummation of the IPO. Such note balance was settled on November 26, 2021, shortly after the consummation of the IPO. The facility is no longer available.

On November 5, 2021, Mr. Rosenfeld issued a $31,500 principal amount unsecured promissory note to Legato II. The note was non-interest bearing and became payable on the consummation of the IPO. Such note balance was settled on November 26, 2021, shortly after the consummation of the IPO. The facility is no longer available.

Certain Relationships and Related Party Transactions - Company

Merger Consideration Notes

On the Closing Date, in addition to the Merger Consideration Common Shares and in lieu of the Cash Consideration (as defined in the Merger Agreement), the Company issued unsecured promissory notes (the “Merger Consideration Notes”) to the Southland Members in exchange for the Southland Membership Interests. The Merger Consideration Notes are for the aggregate principal amount of $50,000,000, with each Southland Member’s Merger Consideration Note being for a principal amount equal to (a) $50,000,000 multiplied by (b) such Southland Member’s percentage of all Southland Membership Interests issued and outstanding immediately prior to the effective time on the Closing Date. The Merger Consideration Notes bear interest at a rate of seven percent per annum. There are no installment payments of principal or accrued interest due under the Merger Consideration Notes prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on February 14, 2028.

Underwriter Notes

As previously disclosed, the Company was obligated to pay an aggregate of $9,660,000 in deferred underwriting commissions (the “Commissions”) to EBC, D.A. Davidson & Co. (“D.A. Davidson”), Thompson Davis & Co., Inc. (“Thompson Davis”) and Crag-Hallum Capital Group LLC (“Crag-Hallum” and together with EBC, D.A. Davidson and Thompson Davis, the “Underwriters”) upon the consummation of the Transactions. On the Closing Date, the Company paid the Commissions to the Underwriters via a combination of cash and promissory notes issued in favor of the Underwriters (the “Underwriter Notes”). The Underwriter Notes are for the aggregate principal amount of $4,831,100, with (a) EBC’s Underwriter Note being for a principal amount of $3,311,100, (b) D.A. Davidson’s Underwriter Note being for a principal amount of $500,000, (c) Thompson Davis’s Note being for a principal amount of $500,000 and (d) Crag-Hallum’s Underwriter Note being for a principal amount of $500,000. The Underwriter Notes bear interest at a rate of eight percent per annum. There are no installment payments of principal or accrued interest due under the Underwriter Notes prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on February 14, 2024; provided, however, that the Company agreed to make mandatory prepayments on the Underwriter Notes from to time to time in amounts equal to fifteen percent of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financing consummated by the Company prior to the maturity date.

Policies and Procedures for the Company’s Related Party Transactions

The Company’s Code of Ethics requires the Company to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any subsidiary is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

The Company also requires each director and executive officer to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

The Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent the Company enters into such transactions. All ongoing and future transactions between the Company and any officer or director or their respective affiliates will be on terms believed by the Company to be no less favorable to the Company than are available from unaffiliated third parties. Such transactions will require prior approval by the Audit Committee and a majority of the Company’s uninterested “independent” directors, or the members of the Board who do not have an interest in the transaction, in either case who had access, at the Company’s expense, to the Company’s attorneys or independent legal counsel. The Company will not enter into any such transaction unless the Audit Committee and a majority of the disinterested “independent” directors determine that the terms of such transaction are no less favorable to the Company than those that would be available with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Director Independence

As a result of its Common Stock being listed on NYSE as of March 2, 2023, the Company adheres to the listing rules of NYSE in affirmatively determining whether a director is independent. NYSE listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that each of the directors other than Mr. Renda and Mr. Winn qualifies as an independent director, as defined under the listing rules of NYSE, and that the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE listing rules relating to director independence requirements.

Item 14. Principal Accountant’s Fees and Services

For the fiscal year ended December 31, 2022 and the period from July 14, 2021 (inception) through December 31, 2021, WithumSmith+Brown, PC (“Withum”), as our independent registered public accounting firm during such time, billed the approximate fees set forth in the table below. The Board has considered the services provided by Withum and has concluded that such services are compatible with the independence of Withum as our principal accountants during such periods.

The table below sets forth the aggregate fees billed to the Company by Withum for services rendered in the fiscal year ended December 31, 2022 and the period from July 14, 2021 (inception) through December 31, 2021 (in thousands).

	December 31,	December 31,
	2022	2021
Audit fees (1)	$103	$166
Audit-related fees (2)	—	—
Tax fees (3)	12	—
All other fees (4)	—	—
Total	$115	$166
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Audit-related fees consist of fees billed by Withum for assurance and related services. These fees include services provided in conjunction with due diligence services and employee benefit plan audits.
(3)	Tax fees consist of fees billed for professional services rendered by Withum for state and federal tax compliance and advice, and tax planning.
(4)	All other fees consist of fees billed by Withum for professional services other than those relating to audit fees, audit-related fees and tax fees.

Pre-Approval Policies and Procedures

The Audit Committee has not adopted any blanket pre-approval policies and procedures. Instead, the Audit Committee will pre-approve the provision of all audit or non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. The financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-17 of this report. The Index to Consolidated Financial Statements appears on page F-1.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(3)	Exhibits.

Exhibit No.	Description
2.1+

Agreement and Plan of Merger, dated as of May 25, 2022, by and among the Company, Legato Merger Sub, Inc. and Southland Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
4.2

Warrant Agreement between American Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2021).

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
4.4*	Description of the Company’s Securities Registered under Section 12 of the Exchange Act.
10.1

Form of Letter Agreement from each of the Company’s Initial Stockholders, officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).

10.2

Form of Stock Escrow Agreement between the Company, the Initial Stockholders and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).

10.3+	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.3.1

Form of Incentive Stock Option Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.3.2

Form of Non-Qualified Stock Option Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.3.3

Form of Restricted Stock Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.3.4

Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.3.5

Form of Stock Appreciation Right Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.4

Form of Lock-Up Agreement, dated as of May 25, 2022, by and between the Company and certain Southland Members (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2022)

10.5

Amended and Restated Registration Rights Agreement, dated as of February 14, 2023, by and between the Company, certain Southland Members, the Initial Stockholders and EBC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.6.1+

Employment Agreement, dated as of February 14, 2023, by and between the Company and Frank S. Renda (incorporated by reference to Exhibit 10.6.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.6.2+

Employment Agreement, dated as of February 14, 2023, by and between the Company and Walter Timothy “Tim” Winn (incorporated by reference to Exhibit 10.6.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.6.3+

Employment Agreement, dated as of February 14, 2023, by and between the Company and Rudolph “Rudy” V. Renda (incorporated by reference to Exhibit 10.6.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.6.4+

Employment Agreement, dated as of February 14, 2023, by and between the Company and Cody Gallarda (incorporated by reference to Exhibit 10.6.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.7.1

Promissory note, dated November 30, 2016, to Rudolph V. Renda (incorporated by reference to Exhibit 10.13 to the Company’s Proxy Statement/Prospectus (File No. 333-267393) filed with the SEC on October 27, 2022).

10.7.2

Promissory Note, dated November 30, 2016, to Frank S. Renda (incorporated by reference to Exhibit 10.14 to the Company’s Proxy Statement/Prospectus (File No. 333-267393) filed with the SEC on October 27, 2022).

10.7.3

Promissory Note, dated November 30, 2018, to Rudolph V. Renda (incorporated by reference to Exhibit 10.15 to the Company’s Proxy Statement/Prospectus (File No. 333-267393) filed with the SEC on October 27, 2022).

10.7.4

Promissory Note, dated November 30, 2018, to Frank S. Renda  (incorporated by reference to Exhibit 10.16 to the Company’s Proxy Statement/Prospectus (File No. 333-267393) filed with the SEC on October 27, 2022).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.9	Form of Merger Consideration Note (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.10	Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.11	Form of Underwriter Note (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.12	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
21.1*	Subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

+Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2023.

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Frank Renda
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Frank Renda	President, Chief Executive Officer
Frank Renda	and Director
(Principal Executive Officer)

/s/ Cody Gallarda	Executive Vice President, Chief Financial Officer
Cody Gallarda	and Corporate Treasurer
(Principal Financial and Accounting Officer)

/s/ Walter “Tim” Winn	Executive Vice President and co-Chief Operating
Walter “Tim” Winn	Officer, Director

/s/ Brian Pratt	Chairman of the Board of Directors
Brian Pratt

/s/ Greg Monahan	Director
Gregory Monahan

/s/ Izilda “Izzy” Martins	Director
Izilda “Izzy” Martins

/s/ Kyle Burtnett	Director
Kyle Burtnett

/s/ Mario Ramirez	Director
Mario Ramirez

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Southland Holdings, Inc. (f/k/a Legato Merger Corp. II)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southland Holdings, Inc. (F/K/A Legato Merger Corp. II (the “Company”) as of December 31, 2022 and for the period from July 14, 2021 (inception) through December 31, 2021, the consolidated related statements of operations, changes in stockholders’ deficit and cash flows for the year ended 2022 and for the period from July 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and for the period from July 14, 2021 (inception) through December 31, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 21, 2023

PCAOB ID Number 100

SOUTHLAND HOLDINGS, INC. (f/k/a Legato Merger Corp. II)

Consolidated Balance Sheets

	As of
	December 31, 2022	December 31, 2021
ASSETS
Cash	$231,519	$1,100,031
Prepaid expenses	200,117	416,012
Total current assets	431,636	1,516,043

Cash held in Trust Account	283,319,605	280,164,163
Total assets	283,751,241	281,680,206

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER'S DEFICIT
Accounts payable and accrued expenses	$2,945	$5,719
Franchise tax payable	137,884	77,582
Income tax payable	82,206	—
Total current liabilities	223,035	83,301

Deferred underwriting commissions	9,660,000	9,660,000
Total liabilities	9,883,035	9,743,301

Commitments and contingencies
Common stock subject to possible redemption, $0.0001 par value; 50,000,000 shares authorized, 27,600,000 shares issued and outstanding at redemption
value at $10.27 and $10.15 per share, respectively	283,195,442	280,140,000

Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and
outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 8,311,000 non-
redeemable shares issued and outstanding (excluding 27,600,000 shares subject
to possible redemption)	831	831
Additional paid-in capital	—	—
Accumulated deficit	(9,328,067)	(8,203,926)
Total stockholders' deficit	(9,327,236)	(8,203,095)
Total liabilities, common stock subject to possible redemption and stockholders' deficit	$283,751,241	$281,680,206

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC. (f/k/a Legato Merger Corp. II)

Consolidated Statements of Operations

	For the Year Ended 2022	For the Period from July 14, 2021 (Inception) Through December 31, 2021
General and administrative costs	$1,281,634	$162,602
Loss from operations	(1,281,634)	(162,602)

Other income:
Investment income on Trust Account	4,013,841	24,163
Gain (loss) before income tax provision	2,732,207	(138,439)

Provision for income taxes	$(800,905)	$—
Net loss	1,931,302	(138,439)

Weighted average shares outstanding of common stock, basic
and diluted-Public Shares	28,771,000	6,260,292
Basic and diluted net loss per share, Public Shares	$0.05	$(0.01)
Weighted average shares outstanding of common stock, basic
and diluted-Founders Shares	7,140,000	6,413,684
Basic and diluted net loss per share, Founder Shares	$0.05	$(0.01)

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC. (f/k/a LEGATO MERGER CORP. II)

Consolidated Statements of Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balances at July 14, 2021 (inception)	—	$—	$—	$—	$—
Common shares issued to initial stockholders	6,900,000	690	24,310	—	25,000
Issuance of Representative Shares	240,000	24	846	—	870
Sale of private placement units	1,171,000	117	11,709,883	—	11,710,000
Initial classification of warrants included in the
units sold in the Initial Public Offering	—	—	12,834,000	—	12,834,000
Common stock Accretion to redemption value	—	—	(24,569,039)	(8,065,487)	(32,634,526)
Net loss	—	—	—	(138,439)	(138,439)
Balance as of December 31, 2021	8,311,000	$831	$—	$(8,203,926)	$(8,203,095)
Accretion - increase in redemption value of
common stock subject to redemptions	—	—	—	(3,055,443)	(3,055,443)
Net income	—	—	—	1,931,302	1,931,302
Balance as of December 31, 2022	8,311,000	$831	$—	$(9,328,067)	$(9,327,236)

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC. (f/k/a LEGATO MERGER CORP. II)

Consolidated Statements of Cash Flows

		For the Period
	For the	From July 14, 2021
	Year Ended	(inception) through
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$1,931,302	$(138,439)
Adjustments to reconcile net income to net cash used in operating activities:
Investment income on Trust Account	(4,013,841)	(24,163)
Changes in operating assets and liabilities:
Prepaid expenses	215,895	(416,012)
Accounts payable	(2,774)	5,719
Franchise tax payable	60,302	77,582
Income tax payable	82,206
Net cash used in operating activities	(1,726,910)	(495,313)

Cash flows from investing activities:
Cash deposited in Trust Account	—	(280,140,000)
Cash withdrawn from Trust Account	858,398	—
Net cash provided by (used in) investing activities	858,398	(280,140,000)

Cash flows from financing activities:
Note payable - related party	—	96,500
Repayment of note payable - related party	—	(96,500)
Issuance of common stock to initial stockholders	—	25,000
Issuance of representative shares	—	870
Payment of offering costs associated with in initial public offerings	—	(6,000,526)
Sale of units in initial public offerings	—	276,000,000
Proceeds from private placement units	—	11,710,000
Net cash provided by financing activities	—	281,735,344

Net change in cash	(868,512)	1,100,031
Cash at beginning of period	1,100,031	—
Cash at end of period	$231,519	$1,100,031

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$—	$9,660,000
Cash paid for income taxes	$718,700	$—

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC. (f/k/a LEGATO MERGER CORP. II)

Notes to the Consolidated Financial Statements

1.	Description of Business

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

At December 31, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the public offering described below, the search for a target business with which to consummate a Business Combination and entering into the Merger Agreement with Southland. The registration statement for the Company’s Initial Public Offering was declared effective on November 22, 2021. On November 24, 2021, the Company consummated the offering of 24,000,000 units at $10.00 per Unit, generating gross proceeds of $240,000,000 which is described in Note 3 (“Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,045,500 units, at a price of $10.00 per unit in a private placement (“Private Placement”) to certain holders of the Company’s founder shares (“Initial Stockholders”) and EarlyBirdCapital, Inc., the representative of the underwriters in the Initial Public Offering (“EBC”), generating gross proceeds of $10,450,000 (“Private Units”), which is described in Note 4. Transaction costs amounted to $13,680,526, consisting of $4,800,000 in underwriting fees, $8,400,000 of deferred underwriting fees and $480,526 of other offering costs. On November 29, 2021, the underwriters exercised their over-allotment option in full to purchase an additional 3,600,000 Units. As a result, on December 1, 2021, the Company sold an additional 3,600,000 Units at $10.00 per Unit for an aggregate amount of $36,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 126,000 Private Units at $10.00 per unit, generating total proceeds of $1,260,000. Transaction costs associated with the underwriters’ full exercise of their over-allotment option amounted to $15,660,526, consisting of $5,520,000 in cash underwriting fees and $9,660,000 of deferred underwriting fees.

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

2.	Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be a cash equivalent. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception. Deferred tax assets were deemed de minimis as of December 31, 2022, and 2021, respectively.

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

The following table reflects the calculation of basic and diluted net income per common share (in dollars):

	FOR THE YEAR ENDED DECEMBER 31, 2022		FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
	Public Shares (basic and diluted)	Founders Shares (basic and diluted)	Public Shares (basic and diluted)	Founders Shares (basic and diluted)
Basic and diluted net income per common share
Numerator:
Allocation of net income as adjusted	$1,547,311	$383,991	$(68,381)	$(70,057)
Denominator:
Basic weighted average shares outstanding	$28,771,000	$7,140,000	6,260,292	6,413,684

Basic and diluted net loss per common share	$0.05	$0.05	$(0.01)	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

.

3.Initial Public Offering

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

4.	Private Placement

Simultaneously with the Public Offering, the initial stockholders and EBC purchased an aggregate of 1,045,500 Private Units, at $10.00 per Private Unit for a total purchase price of $10,450,000. Each Private Unit consists of one share of common stock or “private share,” and one-half of one warrant or “private warrant”. The proceeds from the Private Units were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the required time period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the private warrants.

On December 1, 2021, the Company also consummated the closing of the sale of an additional 126,000 Private Units at $10.00 per Private Unit, generating gross proceeds of $1,260,000, to the original purchasers of the Private Units in respect of their obligation to purchase such additional Private Units upon the exercise of the underwriters’ over-allotment option.

5.	Related Party Transactions

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

Administrative Service Fee

The Company presently occupies office space provided by an entity controlled by Crescendo Advisors II, LLC. Such entity agreed that until the Company consummates a Business Combination, it will make such office space, as well as general and administrative services including utilities and administrative support, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $15,000 per month to Crescendo Advisors II, LLC, an entity controlled by a related party, for such services commencing on the effective date of the Public Offering. The company incurred and paid the affiliate $180,000 and $19,500 for the year ended December 31, 2022 and 2021, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the option of the lender, converted into units, which would be identical to the Private Units, upon consummation of a Business Combination. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, and 2021, respectively, no Working Capital Loans were outstanding.

6.	Commitments and Contingencies

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

EarlyBirdCapital is also entitled to a deferred underwriting commission of 3.50% of the gross proceeds of the Initial Public Offering

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

7.	Common Stock Subject to Possible Redemption

The Company’s common stock sold in the Initial Public Offering features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. Holder of the Company’s common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 27,600,000 Public Shares outstanding, all of which were subject to redemption.

As of December 31, 2022 and December 31, 2021, common stock reflected on the consolidated condensed balance sheets are reconciled on the following table:

Gross Proceeds	$276,000,000
Less:
Proceeds allocated to public warrants	(12,834,000)
Common stock issuance cost	(15,660,526)
Plus:
Accretion of carrying value to redemption value	32,634,526
Common Stock subject to possible redemption, December 31, 2021	$280,140,000
Accretion – increase in redemption value of common stock subject to redemption	3,055,443
Common Stock subject to possible redemption, December 31, 2022	$283,195,443

8.	Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, and 2021, respectively, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, respectively, 35,911,000 shares of common stock were issued and outstanding, presented as temporary equity on the consolidated condensed balance sheets, comprised of 240,000 Representative Shares (as described below), 6,900,000 Founder Shares, 27,600,000 public shares, and 1,171,000 private shares.

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

Warrants

As of December 31, 2022 and 2021, respectively the Company has 13,800,000 Public Warrants and 585,500 Private Placement Warrants outstanding. The Public Warrants and Private Placement Warrants are identical except as described below. Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Warrants, and use its best efforts to cause the same to become effective as soon as possible and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the Warrants expire or are redeemed.

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

9.	Income Tax

The Company’s net deferred tax assets (liabilities) as of December 31, 2022, and December 31, 2021, is as follows:

Deferred tax assets:	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Start-up costs	$1,166,654	$53,469
Net operating loss carryforwards	-	-
Total deferred tax assets	1,166,654	53,469
Valuation allowance	(1,166,654)	(53,469)
Deferred tax assets, net of allowance	$-	$-

The income tax provision for the year ended December 31, 2022, and for the period from July 14, 2021 (inception) through December 31, 2021 consists of the following:

		FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Federal
Current		$800,905	$-
Deferred		(227,143)	(53,469)
State
Current	$		$-
Deferred		-	-
Change in valuation allowance		227,143	53,469
Income tax provision		$800,905	$-

As of December 31, 2022, and December 31, 2021, the Company had available U.S. federal operating loss carry forwards of approximately $0 and $53,469, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, and for the period from July 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $227,143 and $53,469, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022, and December 31, 2021 is as follows:

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM JULY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	7.9%	(21.0)%
Income tax provision	28.9%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and are subject to examination.

10.	Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022, and 2021, respectively, and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

December 31, 2022

Description	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account - Money Market Funds and Treasuries	$283,319,605	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Assets:	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account - Money Market Funds and Treasuries	$280,164,163	$-	$-

Level 1 assets include investments comprised solely of U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 during the years ended December 31, 2022, and 2021, respectively.

11.	Merger Agreement

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

On February 14, 2023, Legato II and Southland consummated the previously disclosed Business Combination.

12.	Subsequent Events

The Company evaluated subsequent events and transaction that occurred up to the date the financial statements were issued. Other than as described below and disclosed in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 14, 2023, Southland completed its Merger pursuant to the Merger Agreement as described in the Basis of Presentation. As contemplated by the Merger Agreement and as described in Southland’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on January 27, 2023 (“Proxy Statement”), (i) Legato’s name changed to “Southland Holdings, Inc.,” (ii) each share of common stock of Legato that was not redeemed remained as one share common stock of Southland, (iii) each warrant of Legato became a warrant to purchase one share of common stock of Southland, and (iv) Merger Sub merged with and into Southland LLC, with Southland LLC being the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of Southland.

9.