Form 10-Q
period 2023-03-31
Southland Holdings, Inc.
filed 2023-05-15
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-41090

Southland Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-1783910
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1100 Kubota Dr.

Grapevine, TX 76051

(Address of principal executive offices) (Zip Code)

(817) 293-4263

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	SLND	NYSE American LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	SLND WS	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒ No

As of May 10, 2023, there were 47,856,114 shares of common stock, par value $0.0001 per share, issued and outstanding.

SOUTHLAND HOLDINGS, INC.

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the impact of the novel coronavirus (“COVID-19”) pandemic and its effect on our business and financial condition;
●	Manage risks associated with operational changes in response to the COVID-19 pandemic;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Acquire and protect intellectual property;
●	Meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic and business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of the debt market;
●	Enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to our business, including laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any rise in interest rates which would increase our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector to develop to the size or at the rate it expects;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; and
●	Successfully defend litigation.

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) “Item 1A. Risk Factors” to Part II of the Quarterly Report and other reports

i

or documents we file with the Securities and Exchange Commission (“SEC”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report:

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

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report are more fully described under the heading “Item 1A. Risk Factors” in the Annual Report and elsewhere in this Quarterly Report. The risks described under the heading “Item 1A. Risk Factors” in the Annual Report are not exhaustive. Other sections of this Quarterly Report may describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on the business, nor the extent to which any factor or combination of facts may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect our reasonable beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed under “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$28,930	$57,915
Restricted cash	14,621	14,076
Accounts receivable, net	178,723	135,678
Retainage receivables	126,092	122,682
Contract assets	543,147	512,906
Other current assets	24,083	24,047
Total current assets	915,596	867,304

Property and equipment, net	108,857	114,084
Right-of-use assets	18,657	16,893
Investments - unconsolidated entities	116,920	113,724
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,319	3,261
Goodwill	1,528	1,528
Intangible assets, net	2,057	2,218
Other noncurrent assets	3,391	3,703
Total noncurrent assets	257,319	258,001
Total assets	1,172,915	1,125,305

Accounts payable	$166,203	$126,385
Retainage payable	34,828	33,677
Accrued liabilities	114,184	121,584
Current portion of long-term debt	52,718	46,322
Short-term lease liabilities	16,678	16,572
Contract liabilities	138,800	131,557
Total current liabilities	523,411	476,097

Long-term debt	242,669	227,278
Long-term lease liabilities	10,556	10,032
Deferred tax liabilities	2,878	3,392
Other noncurrent liabilities	119,981	48,622
Total long-term liabilities	376,084	289,324
Total liabilities	899,495	765,421

Commitment and contingencies (Note 7)

Noncontrolling interest	10,712	10,446
Members’ capital	—	327,614
Preferred stock	—	24,400
Common stock	8	—
APIC	269,436	—
Accumulated deficit	(4,664)	—
Accumulated other comprehensive income	(2,072)	(2,576)
Total equity	273,420	359,884
Total liabilities and equity	$1,172,915	$1,125,305

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
(Amounts in thousands except shares and per share data)	March 31, 2023	March 31, 2022
Revenue	$274,829	$258,486
Cost of construction	255,886	253,555
Gross profit	18,943	4,931
Selling, general, and administrative expenses	15,571	14,299
Operating income (loss)	3,372	(9,368)
(Loss) gain on investments, net	(32)	280
Other expense, net	(2,599)	(576)
Interest expense	(3,254)	(1,967)
Loss before income taxes	(2,513)	(11,631)
Income tax expense	1,753	1,342
Net loss	(4,266)	(12,973)
Net income attributable to noncontrolling interests	398	628
Net loss attributable to Southland Holdings Stockholders	$(4,664)	$(13,601)

Net loss per share attributable to common stockholders
Basic (1)	$(0.11)
Diluted (1)	$(0.11)
Weighted average shares outstanding
Basic (1)	44,407,831
Diluted (1)	44,407,831
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Net loss	$(4,266)	$(12,973)
Foreign currency translation adjustment (1)	506	(1,707)
Comprehensive loss	$(3,760)	$(14,680)
Comprehensive income (loss) attributable to:
Noncontrolling interest	400	484
Southland Holdings Stockholders	$(4,160)	$(15,164)
(1)	Foreign currency translation adjustment is presented net of tax expense of a nominal amount for the three months ended March 31, 2023 and March 31, 2022.

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	$24,400	$4	$(2,576)	$284,569	$—	$—	$10,446	$316,843
Preferred stock repurchase and dividends	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	(110)	(110)
Net (loss) income	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income (loss)	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420

	Preferred	Common		Additional	Retained	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Earnings	Capital	Interest	Equity
Balance as of December 31, 2021	$24,400	$—	$(937)	$—	$—	$267,831	$11,057	$302,351
Recapitalization	—	4	—	224,786	—	(267,831)	—	(43,041)
Balance as of December 31, 2021	$24,400	$4	$(937)	$224,786	$—	$—	$11,057	$259,310
Preferred stock repurchase and dividends	—	—	—	(172)	—	—	(31)	(203)
Distributions to members	—	—	—	316	—	—	(1,539)	(1,223)
Net (loss) income	—	—	—	(13,601)	—	—	628	(12,973)
Other comprehensive income (loss)	—	—	(1,562)	—	—	—	(145)	(1,707)
Balance as of March 31, 2022	$24,400	$4	$(2,499)	$211,329	$—	$—	$9,970	$243,204

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net loss	$(4,266)	$(12,973)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	8,560	11,667
Deferred taxes	(514)	63
Change in fair value of earnout liability	2,936	—
Gain on sale of assets	(967)	(251)
Foreign currency remeasurement gain	(5)	(156)
Earnings from equity method investments	(3,242)	(765)
TZC investment present value accretion	(603)	(580)
Loss (gain) on trading securities, net	32	(280)
Changes in assets and liabilities:
Accounts receivable	(49,278)	(19,363)
Contract assets	(30,306)	(3,029)
Prepaid expenses and other current assets	119	2,602
ROU assets	(1,764)	(2,371)
Accounts payable and accrued expenses	33,705	786
Contract liabilities	7,241	(12,247)
Operating lease liabilities	1,820	2,347
Other	1,753	(3,137)
Net cash used in operating activities	(34,779)	(37,687)

Cash flows from investing activities:
Purchase of fixed assets	(1,166)	(714)
Proceeds from sale of fixed assets	1,295	521
Purchase of trading securities	(81)	—
Proceeds from the sale of trading securities	—	357
Capital contribution to investees	—	(1,000)
Net cash provided by (used in) investing activities	48	(836)

Cash flows from financing activities:
Borrowings on line of credit	3,000	30,000
Borrowings on notes payable	181	115
Payments on notes payable	(12,382)	(10,367)
Advances from related parties	(493)	(247)
Payments to related parties	6	1,252
Payments on finance lease	(1,189)	(2,088)
Distributions	(110)	(1,542)
Proceeds from merger of Legato II and Southland Holdings, LLC	17,088	—
Net cash provided by financing activities	6,101	17,123

Effect of exchange rate on cash	190	(401)

Net decrease in cash and cash equivalents and restricted cash	(28,440)	(21,801)
Beginning of period	71,991	111,242
End of period	$43,551	$89,441

Supplemental cash flow information
Cash paid for income taxes	$87	$421
Cash paid for interest	$3,230	$5,415
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$6,416	$6,894
Assets obtained in exchange for notes payable	$2,299	$—
Issuance of post-merger earn out shares	$35,000	$—
Dividend financed with notes payable	$50,000	$—

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Amounts in Thousands, Except Share and Per Share Data or unless otherwise noted)

(Unaudited)

Note 1.Description of Business

Overview

Southland Holdings, Inc. (“Southland”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. The end markets for which we provide services cover a broad spectrum of specialty services within infrastructure construction. We design and construct projects in the bridges, tunnels, communications, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Holding Company (“American Bridge”), Oscar Renda Contracting, Southland Contracting, Mole Constructors, Heritage Materials and other affiliates. With the combined capabilities of these six primary subsidiaries and their affiliates, Southland has become a diversified industry leader with both public and private customers. The majority of our customers are located in the United States.

Merger

As previously announced, on May 25, 2022, Legato Merger Corp. II, a Delaware corporation (“Legato II”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legato Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Legato II (“Merger Sub”), and Southland Holdings LLC, a Texas limited liability company (“Southland LLC”).

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

The Merger was accounted for as a reverse recapitalization with Southland as the accounting acquirer and Legato II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Southland and its subsidiaries as if Southland had been the predecessor Company. The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

COVID-19 Considerations

Certain impacts to public health conditions particular to the coronavirus (“COVID-19”) outbreak have had a significant negative impact on our operations and profitability. The continuing extent of the impact to our financial performance will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If our financial performance is impacted because of these developments for an extended period, our results may be materially adversely affected. We cannot anticipate how the potential widespread distribution of a vaccine will mitigate this impact on either COVID-19 or on future variants of the disease.

2.	Basis of Presentation

Consolidated U.S. GAAP Presentation

These interim unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) contains guidance that form GAAP. New guidance is released via Accounting Standards Update (“ASU”).

The unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report.

The accompanying balance sheet and related disclosures as of December 31, 2022, have been derived from the 8-K/A filed on March 22, 2023. The Company’s financial condition as of March 31, 2023, and operating results for the three months ended March 31, 2023, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ended December 31, 2023.

The unaudited condensed consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates. All significant intercompany transactions are eliminated within the consolidations process. Investments in non-construction related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence are accounted for under the equity method for the balance sheet and the proportionate consolidation method for the statement of operations.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current period presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. It is reasonably possible that changes may occur in the near term that would affect our estimates with respect to the input method, the allowance for credit losses, recoverability of unapproved contract modifications, deferred tax assets, and other accounts for which estimates are required.

Cash, Cash Equivalents, and Restricted Cash

We consider all highly liquid instruments purchased with a maturity of three months or less as cash equivalents. We maintain our cash in accounts at certain financial institutions. The majority of our balances exceed federally insured limits.

We have not experienced any losses in these accounts, and we do not believe they are exposed to any significant credit risk.

Restricted cash and cash equivalents consist of amounts held in accounts in our name at certain financial institutions. These accounts are subject to certain control provisions in favor of various surety and insurance companies for purposes of compliance and security perfections.

(Amounts in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents at beginning of period	$57,915	$63,342
Restricted cash at beginning of period	14,076	47,900
Cash, cash equivalents, and restricted cash at beginning of period	$71,991	$111,242

Cash and cash equivalents at end of period	$28,930	$57,915
Restricted cash at end of period	14,621	14,076
Cash, cash equivalents, and restricted cash at end of period	$43,551	$71,991

Goodwill and Intangibles

Goodwill and indefinite-life intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three month periods ended March 31, 2023 and 2022, there was no impairment recorded.

Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the three month periods ended March 31, 2023 and 2022, we did not identify any triggering events that would require a quantitative assessment.

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions, and future expectations. Normal contracts receivable are typically due within 10-30 days after the issuance of the invoice and may vary by customer. Retainages are due after completion of the project and acceptance by the contract owner. We may be able to negotiate release of some retainages upon meeting certain milestones. Warranty retainage receivables are due after the expiration of the warranty period, if applicable. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

As of March 31, 2023, and December 31, 2022, we had an allowance for credit losses of $1.5 million.

Recently Adopted Accounting Pronouncements

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We adopted Topic 848 as of January 1, 2021. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Our adoption of Update 2020-04 did not have a material impact on our consolidated financial statements and related disclosures. We no longer have any debt that references LIBOR.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“Topic 326”). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probability threshold is met. Topic 326 is effective for annual periods beginning after January 1, 2023, and interim periods within those fiscal years. The implementation of Topic 326 in 2023 did not have a material impact on our consolidated financial statements given the nature of our contracts and our historical loss experience.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 8-K/A filed on March 22, 2023, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three months ended March 31, 2023, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of Common Stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2023. Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term.

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of Common Stock and 14,385,500 warrants, each exercisable for a share of Common Stock at an exercise price of $11.50 per share (including public and private placement warrants) (“Warrants”), outstanding.

The Merger was accounted for as a reverse recapitalization with Southland as the accounting acquirer and Legato II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of Southland and its subsidiaries as if Southland had been the predecessor company. The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

Earnout Shares

Pursuant to the Merger Agreement, Southland Members have the potential to be issued additional consideration of up to 10,344,828 shares of common stock for attaining certain performance targets for the years ended December 31, 2022, and December 31, 2023. Southland recorded $23.6 million of earnout liabilities in other noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2023. This liability will be settled in 3,448,283 shared being issued.

4.	Fair Value Measurements

Fair value of investments measured on a recurring basis as of March 31, 2023, and December 31, 2022, were as follows:

	As of
	March 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private Equity	3,319	—	—	3,319
Total noncurrent	3,319	—	—	3,319
Overall Total	$3,319	$—	$—	$3,319

	As of
	December 31, 2022
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$8	$8	$—	$—
Total	8	8	—	—
Investments Noncurrent
Private Equity	3,261	—	—	3,261
Total noncurrent	3,261	—	—	3,261
Overall Total	$3,269	$8	$—	$3,261

5.	Revenue

Revenue is recognized over time using the input method in accordance with ASC 606, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because we believe expended cost to be the best available measure of progress on contracts.

Our contracts are primarily in the form of firm fixed-price and fixed-price per unit. A large portion of our contracts have scope defined adequately, which allows us to estimate total contract value upon the signing of a new contract. Upon signing a new contract, we allocate the total consideration across various contractual promises to transfer a distinct good or service to a customer. These are grouped into specific performance obligations. This process requires significant management judgement. Most of our contracts have a single performance obligation. For contracts with multiple performance obligations, we allocate the total transaction price based on the estimated standalone selling price, which is the total project costs plus a budgeted margin percentage, for each of the performance obligations.

Revenue is recognized when, or as, the performance obligations are satisfied. Our contracts do not include a significant financing component. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

Estimating cost to complete of long-term contracts involves a significant amount of estimation and judgement. For long-term contracts, we use the calculated transaction price, estimated cost to complete the project, and the total costs incurred on the project to date to calculate the percentage of the project that is complete. The costs to complete the project and the transaction price can change due to unforeseen events that can either increase or decrease the margin on a particular project.

Our contract structure allows for variable consideration. A significant portion of this variable consideration comes in the form of change order requests and claims. Other variable consideration can include volume discounts, performance bonuses, incentives, liquidated damages, and other terms that can either raise or lower the total transaction price. We estimate variable consideration based on the probability of being entitled to collection of specific amounts. We include amounts that we believe we have an enforceable right to collect based on our probability of success with specific claims or contractual rights. Our estimates of total variable consideration rely on all available information about our customer including historical, current, and forecasted information.

Many of our contracts require contract modifications resulting from a change in contract scope or requirements. Change orders are issued to document changes to the original contract. We can have approved and unapproved change orders. Unapproved change orders are contract modifications for which we or our customers have not agreed to terms, scope and price. Contract modifications are necessary for many reasons, including but not limited to, changes to the contract specifications or design from the customer, modification to the original scope, changes to engineering drawings, or other required deviation from the original construction plan. Contract modifications may also be necessary for reasons including, but not limited to, other changes to the contract which may be out of our control, such as rain or other weather delays, incomplete, insufficient, inaccurate engineering drawings, different site conditions from information made available during the estimating process, or other reasons. An unapproved change order may turn into a formal claim if we cannot come to an agreement with the owner but are contractually entitled to recovery of costs and profits for work performed. Costs incurred related to contract modifications are included in the estimated costs to complete and are treated as project costs when incurred. Unless the contract modification is distinct from the other goods and services included within the project, the contract modification is accounted for as part of the existing contract. The effect of any modifications on the transaction price, and our measure of the percentage-of-completion on specific performance obligations for which the contract modification relates, is recognized as a cumulative catch-up adjustment to revenue recognized. In some cases, contract modifications may not be fully settled until after the completion of work as specified in the original contract.

We review and update our contract estimates regularly. Any adjustments in estimated profit on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods are then recognized using an updated estimate that uses inputs consisting of the remaining transaction price, the remaining contract term, and the remaining costs to be incurred on the project.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time.

As of March 31, 2023, and March 31, 2022, we have $90.8 million and $203.5 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiation with our customers or other third parties.

We estimate the likelihood of collection during the bidding process for new contracts. Customers with history of late or non-payment are avoided in the bidding process. We consider the necessity for write-down of receivable balances in conjunction with GAAP when evaluating our estimates of transaction price and estimated costs to complete our projects.

We bill our customers in conjunction with our contract terms. Our contracts have three main categories, (i) contracts that are billed based on a specific timeline, (ii) contracts that are billed upon the completion of certain phases of work, or milestones, and (iii) contracts that are billed as services are provided. Some of our contracts are billed following the recognition of certain revenue. This creates an asset on our consolidated balance sheets captioned “contract assets.” Other contracts schedules allow us to bill customers prior to recognizing revenue. These contracts create a liability on our consolidated balance sheets captioned “contract liabilities.”

We segregate our business into two reportable segments: Transportation and Civil. Our Chief Operating Decision Maker (“CODM”) uses these segments in order to operate the business. Our segments offer different specialty infrastructure services. Our CODM regularly reviews our operating and financial performance based on these segments. Each of our reportable segments is composed of similar business units that specialize in specialty infrastructure projects that are unique.

Our business is managed using revenue and gross profit primarily. Our CODM regularly uses this information to review operating results, plan future bids, allocate resources, target customers, and plan future growth and capital allocations. To determine reportable segment gross profit, certain allocations, including allocations of shared and indirect costs, such as facility costs, equipment costs, and indirect operating expenses, were made.

Our Civil segment is comprised of Oscar Renda Contracting, Inc., Mole Constructors, Inc., Southland Contracting, Inc., Southland Holdings, LLC, Renda Pacific, LLC, Southland Renda JV, Southland RE Properties, Oscar Renda Contracting Canada, Southland Mole of Canada, Southland Technicore Mole joint venture, and Southland Astaldi joint venture. This segment focuses on projects that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment is comprised of American Bridge, Heritage Materials, LLC, and Johnson Bros. Corporation. This segment operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals, and piers, and specialty structures and facilities.

Total assets by segment is not presented as our CODM, as defined by ASC 280, does not review or allocate resources based on segment assets. We do not have material intersegment revenue or gross profit. Joint ventures are classified into the segment with which the projects align.

Segment Revenue

Revenue by segment for the three months ended March 31, 2023, and March 31, 2022, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2023		March 31, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$72,989	26.6%	$75,043	29.0%
Transportation	201,840	73.4%	183,443	71.0%
Total revenue	$274,829	100.0%	$258,486	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2023, and March 31, 2022, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2023		March 31, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$8,766	12.0%	$6,967	9.3%
Transportation	10,177	5.0%	(2,036)	(1.1)%
Gross profit	$18,943	6.9%	$4,931	1.9%

Revenue earned outside of the United States was 23% and 15% for the three months ended March 31, 2023, and March 31, 2022.

6.	Debt

Long-term debt and credit facilities consist of the following as of March 31, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Secured notes	$196,757	$177,914
Mortgage notes	852	901
Revolving credit facility	98,000	95,000
Equipment notes	8	31
Total debt	295,617	273,846
Unamortized deferred financing costs	(230)	(246)
Total debt, net	295,387	273,600
Current portion	52,718	46,322
Total long-term debt	$242,669	227,278

The weighted average interest rate on total debt outstanding as of March 31, 2023, was 4.4%. As of March 31, 2023, and December 31, 2022, we were in compliance with all debt covenants.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of March 31, 2023, $98.0 million was drawn on the revolver, and we had $2.0 million available. The revolver is collateralized by certain real estate assets and all the unencumbered assets of Southland.

Secured Notes

We enter secured notes in order to finance growth within our business. As of March 31, 2023, we had secured notes expiring between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We enter mortgage notes in order to finance growth within our business. As of March 31, 2023, we had mortgage notes expiring between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

Equipment OEM Notes

We enter equipment notes in order to complete certain specialty construction projects. As of March 31, 2023, we had equipment notes expiring in April 2023. As of March 31, 2023, there is no interest rate on any of our equipment notes. The equipment OEM notes are collateralized by certain equipment owned by Southland.

7.	Commitments and Contingencies

Litigation

In the ordinary course of business, we and our affiliates are involved in various legal proceedings alleging, among other things, liability issues or breach of contract or tortious conduct in connection with the performance of services and/or materials provided, the outcomes of which cannot be predicted with certainty. We and our affiliates are also subject to government inquiries in the ordinary course of business seeking information concerning our compliance with government construction contracting requirements and various laws and regulations, the outcomes of which cannot be predicted with certainty.

Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances, our government contracts could be terminated, we could be suspended or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to resolve the proceeding, whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.

Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations, and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred, when it is reasonably possible that the amount of a loss will exceed the amount recorded, or a loss is probable but the loss cannot be estimated.

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of March 31, 2023, and December 31, 2022. Our estimates of such matters could change in future periods.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of March 31, 2023, and December 31, 2022. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, and general liability and vehicle liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

8.	Income Taxes

Prior to the Merger, Southland LLC, and various domestic subsidiaries, elected to be taxed as an S-corporation, under the provisions of Subchapter S of the Internal Revenue Code. As such, their respective earnings were not subject to entity level income tax, but instead, the owners were liable for federal income taxes on their respective shares of the applicable income. American Bridge and Oscar Renda, two domestic subsidiaries of Southland LLC, had historically been taxed as a C-corporation and their income subject to entity-level tax.

Following the transaction on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023.  As a result, Southland LLC, and their domestic subsidiaries, will elect to file a consolidated corporate income tax return for the 2023 calendar year.

The federal statutory tax rate is 21%.  Southland’s effective tax rate was negative 69.75% for the three months ended March 31, 2023.  The primary difference between the statutory rate and the Company’s effective rate was due to the pre-tax loss and the change in the U.S consolidated filing structure effective January 1, 2023, as a result of the Merger.  This change in filing structure required recording deferred tax assets and liabilities related to entities previously not subject to income tax with $5.0 million being recorded to income tax expense for the three months ended March, 31 2023.  As the Merger did not require acquisition accounting under U.S. GAAP, the recording of these deferred tax assets and liabilities was recorded to current operations in accordance with the requirements under ASC 740.  Additionally, $1.1 million was recorded to income tax expense as of March 31, 2023 due to the change in the state effective tax rate applied to both American Bridge and Oscar Renda deferred tax assets and liabilities.  Lastly, as a result of the new U.S. consolidated filing structure, Southland is in a net deferred tax liability position for both federal and state income tax. As a result the U.S. and state deferred tax assets are considered to be more-likely-than-not realizable, and therefore a valuation allowance is not deemed necessary. The previously recorded valuation allowance related to American Bridge federal and state net deferred tax assets has been removed resulting with a benefit to income tax of $3.8 million recorded in the three months ended March 31, 2023.

Southland LLC’s effective tax rate was negative 11.54% for the three months ended March 31, 2022.  The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

9.	Remaining Unsatisfied Performance Obligations

Remaining Unsatisfied Performance Obligations (“RUPO”) consists of two components: (1) unearned revenue and (2) awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in RUPO once a contract has been fully executed and/or we have received formal “Notice to Proceed” from the project owner.

Although RUPO reflects business that we consider to be firm, deferrals, cancellations and/or scope adjustments may occur. RUPO is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Fixed price contracts, particularly with federal, state and local government customers, are expected to continue to represent a majority of our total RUPO.

The following schedule shows the RUPO as of March 31, 2023, and March 31, 2022:

	Three Months Ended
(Amounts in millions)	March 31, 2023	March 31, 2022
Remaining Unsatisfied Performance Obligations	$2,862	$1,999

The Company expects to recognize approximately 45% of its RUPOs as revenue during the next twelve months, and the balance thereafter.

10.	Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of March 31, 2023, and December 31, 2022, consisted of the following:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Costs in excess of billings	$512,377	$480,825
Costs to fulfill contracts, net	30,770	32,081
Contract assets	$543,147	$512,906

Costs and estimated earnings on uncompleted contracts were as follows as of March 31, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$6,961,030	$6,874,709
Estimated earnings	449,162	398,917
Costs incurred and estimated earnings	7,410,192	7,273,626
Less: billings to date	(7,036,615)	(6,924,358)
Costs to fulfill contracts, net	30,770	32,081
Net contract position	$404,347	$381,349

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	March 31, 2023	December 31, 2022
Contract assets	$543,147	$512,906
Contract liabilities	(138,800)	(131,557)
Net contract position	$404,347	$381,349

As of March 31, 2023, and December 31, 2022, we have recorded $309.4 million and $260.8 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of March 31, 2023, and December 31, 2022, as follows:

(Amounts in thousands)	March 31, 2023	December 31, 2022
Costs in excess of billings	$204,749	$156,127
Investments	104,697	104,643
Claims asset total	$309,446	$260,770

On January 1, 2022, we had contract liabilities of $111.3 million, of which $58.8 million was recognized as revenue during the three months ended March 31, 2022.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $74.2 million was recognized as revenue during the three months ended March 31, 2023.

11.	Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on their ownership percentages.

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of March 31, 2023, and March 31, 2022.

We own a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of March 31, 2023, and March 31, 2022.

We consolidated each of Oscar Renda Contracting of Canada, Southland Technicore Mole joint venture, and Southland Astaldi joint venture as a result of our significant influence and ownership percentage over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

12. Earnings (Loss) per Share

Basic and diluted net loss per share for the three months ended March 31, 2023 consisted of the following (in thousands, except shares and per share amounts):

Three months ended
March 31, 2023 (1)
Numerator:
Net loss	$(4,266)
Less net income attributable to noncontrolling interests	398
Net loss attributable to common stockholders, basic and diluted	(4,664)

Denominator:
Weighted average common shares outstanding — basic and diluted	44,407,831
Basic and diluted net loss per share	$(0.11)
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

The following table discloses weighted-average securities that were not included in the computation of diluted net loss per share as their inclusion would have been anti-dilutive:

Three months ended
March 31, 2023
Common stock public and private warrants	14,385,502
Contingent earn-out shares	6,896,566
Equity incentive plan shares	2,220,392

13.	Subsequent Events

On April 27, 2023, Southland issued 3,448,283 shares of common stock to the Southland Members pursuant to meeting certain 2022 targets outlined in the Merger Agreement.

Item 2.Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the “Cautionary Note Regarding Forward-Looking Statements” section for a discussion of some of the uncertainties, risks, and assumptions associated with these statements.

The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets, statements of cash flows, and results of operations. This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto.

Overview

Southland Holdings, Inc. (“Southland”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. The end markets for which we provide services cover a broad spectrum of specialty services within infrastructure construction. We design and construct projects in the following end markets: bridges, tunnels, communications, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines.

Southland is based in Grapevine, Texas. We are the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors, and Heritage Materials. With the combined capabilities of these six primary operating subsidiaries and their affiliates, Southland has become a diverse industry leader with both public and private customers.

Business Environment

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

We have seen an increase in demand for specialty construction projects in recent years at the federal, state, and local level. We anticipate the additional spending on infrastructure related to economic stimulus spending including the Infrastructure Investment and Jobs Act that was passed in 2021, and other federal, state, or local initiatives.

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

Backlog

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

Backlog should not be considered a comprehensive indicator of future revenue as any of our contracts can be terminated by our customers on relatively short notice, and backlog does not include future work for which we may be awarded. In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, as well as our costs to demobilize from the project site. Costs may include preconstruction and engineering services as well as that of our subcontractors. Our contracts do not typically grant us rights to revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated are not included within our backlog amount.

Other Non-GAAP Financial Measures

In addition to financial results determined in accordance with GAAP, in our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). EBITDA assists management and our Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred, respectively, during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective, and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our annual disclosures.

More information about our accounting policies can be found in Note 2 of our audited financial statements, and Management’s Discussion and Analysis, for the year ended December 31, 2022 on our Current Report on Form 8-K, as originally filed with the SEC on February 14, 2023 and as subsequently amended on March 22, 2023.

Recent Events

On February 14, 2023 we consummated the Merger with Legato II. More information on the Merger can be found in the sections titled “Merger” and “Basis of Presentation” included in the note to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Results of Operations

The following table sets forth summary financial information for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Revenue	$274,829	$258,486
Cost of construction	255,886	253,555
Gross profit	18,943	4,931
Selling, general, and administrative expenses	15,571	14,299
Operating income (loss)	3,372	(9,368)
(Loss) gain on investments, net	(32)	280
Other expense, net	(2,599)	(576)
Interest expense	(3,254)	(1,967)
Loss before income taxes	(2,513)	(11,631)
Income tax expense	1,753	1,342
Net loss	(4,266)	(12,973)
Net income attributable to noncontrolling interests	398	628
Net loss attributable to Southland Holdings Stockholders	$(4,664)	$(13,601)

Revenue

Revenue for the three months ended March 31, 2023, was $274.8 million, an increase of $16.3 million, or 6%, compared to the three months ended March 31, 2022. The increase was primarily attributable to increased revenue in our Transportation Segment of $18.4 million as a result of increased activity on two projects in Florida and the Bahamas.

Cost of construction

Cost of construction for the three months ended March 31, 2023, was $255.9 million, an increase of $2.3 million, or 1%, compared to the three months ended March 31, 2022.

Gross profit

Gross profit for the three months ended March 31, 2023, was $18.9 million, an increase of $14.0 million, or 284%, compared to the three months ended March 31, 2022. The increase was primarily attributable to increased profitability in our Transportation Segment of $12.2 million, primarily due to a project in the Midwest that incurred a negative adjustment in the first quarter of 2022.

Selling, general, and administrative costs

Selling, general, and administrative costs for the three months ended March 31, 2023, were $15.6 million, an increase of $1.3 million, or 9%, compared to the three months ended March 31, 2022. The increase was related to increased costs of becoming a public company.

(Loss) gain on investments, net

Loss on investments, net for the three months ended March 31, 2023, was $0.0 million.

Interest expense

Interest expense for the three months ended March 31, 2023, was $3.3 million, an increase of $1.3 million, or 65%, compared to the three months ended March 31, 2022. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving line of credit compared to the same period in 2022.

Income tax expense

Income tax expense for the three months ended March 31, 2023, was $1.8 million, or an effective rate of negative 69.75%. The difference from the federal statutory tax rate of 21% was driven by the pre-tax loss, change in the U.S. consolidated filing structure as a result of the Merger, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Income tax expense for the three months ended March 31, 2022, was $1.3 million, or an effective rate of negative 11.54%. The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

Segment Results

	Three Months Ended
(Amounts in thousands)	March 31, 2023		March 31, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$72,989	26.6%	$75,043	29.0%
Transportation	201,840	73.4%	183,443	71.0%
Total revenue	$274,829	100.0%	$258,486	100.0%

	Three Months Ended
(Amounts in thousands)	March 31, 2023		March 31, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$8,766	12.0%	$6,967	9.3%
Transportation	10,177	5.0%	(2,036)	(1.1)%
Gross profit	$18,943	6.9%	$4,931	1.9%

Civil

Revenue for the three months ended March 31, 2023, was $73.0 million, a decrease of $2.1 million, or 3%, compared to the three months ended March 31, 2022. This decrease was caused primarily by two water-related projects on the east coast, two pipeline projects in the south, and a tunnel project in Canada which contributed approximately $18.7 million less in revenue for the three months ended March 31, 2023, versus the same period in 2022 as the projects are at, or nearing completion. These decreases were offset by contributions from certain new project starts of approximately $18.3 million for the three months ended March 31, 2023, versus the same period in 2022.

Gross profit for the three months ended March 31, 2023, was $8.8 million, or 12.0% of segment revenue, compared to $6.9 million, or 9.3% of segment revenue, for the three months ended March 31, 2022. The same projects contributed to the increase of $1.8 million as these contributed to a net increase of $1.0 million for the three months ended March 31, 2023, versus the same period in 2022.

Transportation

Revenue for the three months ended March 31, 2023, was $201.8 million, an increase of $18.4 million, or 10%, compared to the three months ended March 31, 2022. The increase was primarily attributable to increased contributions during the three months ended March 31, 2023, of $11.5 million from bridge project in Florida and $28.5 million from a project in the Bahamas. These increases were primarily offset by decreases for the three months ended March 31, 2023, versus the same period in 2022, of $11.7 million from service contracts with a major city in Texas, and $8.4 million from projects with the Texas Department of Transportation as we make progress toward completing several projects.

Gross profit for the three months ended March 31, 2023, was $10.2 million, or 5.0% of segment revenue, compared to $2.0 million loss, or 1.1% of segment revenue, for the three months ended March 31, 2022. The primary contributions to the increase of $12.2 million for the three months ended March 31, 2023, versus the same period in 2022 were $3.2 million from a project in the Bahamas, and $7.9 million from a project in the Midwest that incurred a negative project adjustment in the first quarter of 2022.

Adjusted EBITDA Reconciliation

In our industry, it is customary to manage our business using adjusted EBITDA. Below is a reconciliation of net income to adjusted EBITDA.

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Net loss	$(4,664)	$(13,601)
Depreciation and amortization	8,560	11,667
Income taxes	1,753	1,342
Interest expense	3,254	1,967
Interest income	(137)	(11)
Transaction related costs	1,035	—
Contingent earnout consideration non-cash expense	2,936	—
Adjusted EBITDA	$12,737	$1,364

Adjusted EBITDA for the three months ended March 31, 2023, increased to $12.7 million from $1.4 million compared to the three months ended March 31, 2022, due primarily to an increase in gross profit of $14.0 million that was driven by increased profitability in both our civil and transportation segments.

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

In connection with the closing of the Business Combination, holders of 25,296,280 shares of Common Stock, or 91.7% of the shares with redemption rights, exercised their right to redeem their shares at a redemption price of $10.30 per share. As a result, a substantial portion of the cash proceeds from our initial public offering we received in connection with the Business Combination were not available to us after giving effect to the Business Combination. Prior to the closing of the Business Combination, we planned to use the cash acquired in the Business Combination (i) to fund organic growth with increased working capital, (ii) to fund future potential acquisitions, and (iii) for general corporate needs including paying down debt. In light of the high level of redemptions, we may seek cash from (x) increasing institutional borrowings or increase the amount of our revolving loan, (y) selling off unused or underutilized construction assets, or (z) expediting or sell our claim settlements. However, we do not believe that the limited cash proceeds received in connection with the Business Combination will have a materially adverse impact on our operations or financial position.

We will receive the proceeds from any exercise of any Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On April 27, 2023, the closing price of our Common Stock was $6.91 per share. To the extent the market price of our Common Stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, amounts available to us under the revolving credit agreement, and other financing will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions and our current contracts and backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our revolving credit agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever conditions are favorable to us. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

We previously included projected financial information regarding Southland LLC for fiscal years 2022, 2023 and 2024 in the proxy statement/prospectus filed with the SEC on February 1, 2023 (the “Business Combination Prospectus”) in connection with the proposed Business Combination. Southland LLC provided Legato II with certain initial forecasted financial information prior to entering into the Merger Agreement (the “Initial Forecasted Financial Information”). Southland LLC subsequently realized lower revenues, lower costs, and higher gross margin performance through September 30, 2022 than initially anticipated, and Southland LLC provided updated certain forecasted financial information to Legato II in October 2022 (the “Updated Forecasted Financial Information,” and together with the Initial Forecasted Financial Information, the “Forecasted Financial Information”). The Forecasted Financial Information was prepared solely for internal use for various purposes, including for Legato II’s board of directors to assess the Business Combination and for workforce staffing, resource allocation and other management objectives, is subjective in many respects and is therefore susceptible to varying interpretations and the need for periodic revision based on actual experience and business developments. The Forecasted Financial Information was not intended to be looked upon as “guidance” of any sort and was not intended for third-party use, including by investors or holders. The Forecasted Financial Information was based on numerous variables and assumptions made by Legato II and Southland LLC management at the time and prepared with respect to matters specific to the Business Combination. The Forecasted Financial Information was not based on Public Company Accounting Oversight Board compliant audited financials.

For the fiscal year ended December 31, 2022, our revenue was approximately $1,161.4 million, which was below our projected revenue for fiscal year ended December 31, 2022 of $1,520 million contained in the Initial Forecasted Financial Information and $1,200 million contained in the Updated Forecasted Financial Information, primarily due to the timing of completion of certain projects. For the fiscal year ended December 31, 2022, our EBITDA was approximately $128.3 million, which was below our projected EBITDA for fiscal year ended December 31, 2022 of $135.0 million contained in both the Initial Forecasted Financial Information and the Updated Forecasted Financial Information, primarily due to lower than anticipated revenues due to the timing of completion of certain projects. Our actual revenue and EBITDA being lower than projected revenue and EBITDA had a negative impact on our cash and cash equivalents position. However, we do not believe that it is expected to have a materially adverse impact on our operations or financial position.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the three months ended March 31, 2023, and March 31, 2022:

	Three Months Ended
(Amounts in thousands)	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(34,779)	$(37,687)
Net cash provided by (used in) investing activities	48	(836)
Net cash provided by financing activities	6,101	17,123
Effect of exchange rate changes	190	(401)
Net change in cash, cash equivalents, and restricted cash	$(28,440)	$(21,801)

Net cash used in operating activities was $34.8 million during the three months ended March 31, 2023, compared to $37.7 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the primary differences in cash used in operating activities compared to the three months ended March 31, 2022, were increases in accounts receivable of $29.9 million and contract assets of $27.3 million, which were partially offset by decreases in net loss of $8.7 million, and increases in accounts payable of $32.9 million, and contract liabilities of $19.5 million.

Net cash provided by investing activities was $0.0 million during the three months ended March 31, 2023, and net cash used in investing activities was $0.8 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the primary difference in cash provided by or used in investing activities compared to the three months ended March 31, 2022, was a decrease in capital contributions to investees of $1.0 million.

Net cash provided by financing activities was $6.1 million and $17.1 million for the three months ended March 31, 2023, and March 31, 2022, respectively. During the three months ended March 31, 2023, the primary difference in cash provided by or used in financing activities compared to the three months ended March 31, 2022, was a decrease of $27.0 million in borrowing on a line of credit that was offset by the $17.1 million in proceeds from the Merger.

As of March 31, 2023, we had long-term debt of $295.4 million, of which $52.7 million is due within the next twelve months.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of March 31, 2023, $98.0 million was drawn on the revolver, and we had $2.0 million available.

Secured Notes

We enter secured notes in order to finance growth within our business. As of March 31, 2023, we had secured notes expiring between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%.

Mortgage Notes

We enter mortgage notes in order to finance growth within our business. As of March 31, 2023, we had mortgage notes expiring between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

Equipment OEM Notes

We enter equipment notes in order to complete certain specialty construction projects. As of March 31, 2023, we had equipment notes expiring in April 2023. As of March 31, 2023, there is no interest rate on any of our equipment notes.

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

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,973,886
New contracts, change orders, and adjustments	170,070
Gross backlog	3,143,956
Less: contract revenue recognized in 2023	(282,122)
Balance March 31, 2023	$2,861,834

Backlog should not be considered a comprehensive indicator of future revenue as any of our contracts can be terminated by our customers on relatively short notice, and backlog does not include future work for which we may be awarded or new awards for which we are awaiting an executed contract of authorized notice to proceed. In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, as well as our costs to demobilize from the project site. Our contracts do not typically grant us rights to revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated may not be included within our backlog amount.

Segment Backlog

Below is our Backlog by segment.

Transportation

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,213,723
New contracts, change orders, and adjustments	162,177
Gross backlog	2,375,900
Less: contract revenue recognized in 2023	(206,820)
Balance March 31, 2023	$2,169,080

Civil

(Amounts in thousands)	Backlog
Balance December 31, 2022	$760,163
New contracts, change orders, and adjustments	7,893
Gross backlog	768,056
Less: contract revenue recognized in 2023	(75,302)
Balance March 31, 2023	$692,754

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Following this review and evaluation, our management determined that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, we completed the Business Combination and the internal controls of Southland LLC became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 – “Commitments and Contingencies”, included in the notes to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Item 1A. Risk Factors

Other than as set forth below, there have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2022.

Sales of our Common Stock, or the perception of sales of our Common Stock, by the Company or our stockholders in the public market, including pursuant to the prospectus contained in our Registration Statement on Form S-1 (File No. 333-271057) (the “Registration Statement”), could cause the market price of our securities to decline, and certain of the selling securityholders named in the prospectus contained in the Registration Statement (the “Selling Securityholders”) may still experience a significant return on investment.

If we or our stockholders sell or indicate an intention to sell substantial amounts of our securities in the public market, including through sales pursuant to the prospectus contained in the Registration Statement, the trading price of our securities could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock reserved for issuance under our equity incentive plan are expected to be registered on Form S-8 under the Securities Act and become eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

Although the stockholders of Legato II prior to Legato II’s initial public offering (the “Initial Stockholders”) and certain Southland Members are subject to certain restrictions regarding the transfer of their shares of Common Stock, these shares may be sold after the expiration of their respective lock-ups. As restrictions on transfer expire, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

In connection with the closing of the Business Combination, holders of 25,296,280 shares of Common Stock, or 91.7% of the shares with redemption rights, exercised their right to redeem their shares. The shares of Common Stock being offered for resale pursuant to the prospectus contained in the Registration Statement by the Selling Securityholders represent approximately 88% of potential shares outstanding (which includes in the denominator, shares outstanding, shares reserved for issuance upon exercise of the Warrants, shares earned for hitting certain targets outlined in the Merger Agreement, and shares reserved for issuance under equity incentive plans) as of April 27, 2023. Given the substantial number of shares of Common Stock being registered for potential resale by Selling Securityholders pursuant to the prospectus contained in the Registration Statement, the sale of shares by the Selling Securityholders, or the perception in the market that the Selling Securityholders of a large number of shares intend to sell shares, could cause the trading price of our securities could decline.

In addition, some of our Selling Securityholders acquired the securities being registered for resale pursuant to the prospectus contained in the Registration Statement at prices significantly lower than the per unit purchase price paid by public stockholders in our initial public offering of $10.00 per unit. As a result, despite the decline in the public trading price since our initial public offering, some of the Selling Securityholders may still experience a positive return on investment and may have an incentive to sell shares of our Common Stock. For example, the Initial Stockholders purchased 5,750,000 shares of Common Stock prior to our initial public offering at $0.005 per share and subsequently acquired 1,150,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. In addition, EarlyBirdCapital, Inc. acquired 200,000 shares of Common Stock at $0.0001 per share and subsequently acquired 40,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. By way of example only, if all 5,750,000 shares of Common Stock originally issued to the Initial Stockholders were sold at a price of $6.91 per share, which was the closing price of our Common Stock as reported on NYSE on April 27, 2023, the Initial Stockholders would experience a gain equal to $6.91 per share. Investors in our initial public offering who acquired shares of Common Stock in connection with the purchase of units at $10.00 per unit would not be expected to experience a similar return on investment.

The Warrants may never be in the money, and may expire worthless.

We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On April 27, 2023, the closing price of our Common Stock was $6.91 per share. To the extent the market price of our Common Stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. There is no way to ensure that the market price of our

Common Stock will exceed the exercise price of the Warrants following the time they become exercisable and prior to their expiration. As a result, the Warrants may expire worthless, and we may not receive any proceeds from the exercise of the Warrants.

If we do not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Warrants, holders will only be able to exercise such Warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the Warrants will be fewer than it would have been had such holder exercised his Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Under the terms of the Warrant Agreement with American Stock Transfer & Trust Company, as warrant agent, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the Warrants may expire worthless.

An investor will only be able to exercise a Warrant if the issuance of shares of Common Stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Warrants.

No Warrants will be exercisable and we will not be obligated to issue shares of Common Stock unless the shares of Common Stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Warrants. If the shares of Common Stock issuable upon exercise of the Warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Warrants may be deprived of any value, the market for the Warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding Warrants.

Our Warrants have been issued in registered form under the Warrant Agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Warrant Agreement requires the approval by the holders of at least a majority of the then outstanding Warrants in order to make any change that adversely affects the interests of the registered holders.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the Warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Our management’s ability to require holders of our Warrants to exercise such Warrants on a cashless basis will cause holders to receive fewer shares of Common Stock upon their exercise of the Warrants than they would have received had they been able to exercise their Warrants for cash.

If we call our Warrants for redemption after the redemption criteria described elsewhere in this Quarterly Report have been satisfied, our management will have the option to require any holder that wishes to exercise his Warrant (including any Private Warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of shares of Common Stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on February 14, 2023 and as subsequently amended on March 22, 2023.

Item 6. Exhibits

Exhibit No.	Description
2.1

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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
10.1	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.1.1

Form of Incentive Stock Option Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.1.2

Form of Non-Qualified Stock Option Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.1.3

Form of Restricted Stock Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.1.4

Form of Restricted Stock Unit Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.1.5

Form of Stock Appreciation Right Award Agreement under 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.3.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).

10.2

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

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.5	Form of Merger Consideration Note (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.6	Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.7	Form of Underwriter Note (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.8	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 15, 2023

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)