Form 10-Q
period 2023-06-30
Southland Holdings, Inc.
filed 2023-08-14
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

As of August 9, 2023, there were 47,856,114 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K for the year ended

i

December 31, 2022 (the “Annual Report”) “Item 1A. Risk Factors” to Part II of the Quarterly Report and other reports or documents we file with the Securities and Exchange Commission (“SEC”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report:

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	June 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$39,124	$57,915
Restricted cash	14,984	14,076
Accounts receivable, net	183,439	135,678
Retainage receivables	125,220	122,682
Contract assets	508,378	512,906
Other current assets	28,340	24,047
Total current assets	899,485	867,304

Property and equipment, net	102,340	114,084
Right-of-use assets	16,551	16,893
Investments - unconsolidated entities	119,029	113,724
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,266	3,261
Deferred tax asset	21,458	—
Goodwill	1,528	1,528
Intangible assets, net	1,956	2,218
Other noncurrent assets	3,298	3,703
Total noncurrent assets	272,016	258,001
Total assets	$1,171,501	$1,125,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$133,736	$126,385
Retainage payable	38,369	33,677
Accrued liabilities	131,001	121,584
Current portion of long-term debt	51,326	46,322
Short-term lease liabilities	15,598	16,572
Contract liabilities	197,336	131,557
Total current liabilities	567,366	476,097

Long-term debt	233,218	227,278
Long-term lease liabilities	8,483	10,032
Deferred tax liabilities	2,985	3,392
Other noncurrent liabilities	96,583	48,622
Total long-term liabilities	341,269	289,324
Total liabilities	908,635	765,421

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 share, none issued and outstanding in 2023	—	—
Preferred stock, $1.00 par value, 24,400,000 issued and outstanding in 2022	—	24,400
Common stock, $0.0001 par value, authorized 500,000,000 share, 47,856,114 and none issued and outstanding in 2023 and 2022, respectively	8	—
Additional paid-in-capital	269,436	—
Accumulated deficit	(17,490)	—
Accumulated other comprehensive income	(923)	(2,576)
Members’ capital	—	327,614
Total stockholders' equity	251,031	349,438
Noncontrolling interest	11,835	10,446
Total equity	262,866	359,884
Total liabilities and equity	$1,171,501	$1,125,305

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands except shares and per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$256,927	$273,016	$531,756	$531,502
Cost of construction	290,721	235,279	546,607	488,834
Gross profit (loss)	(33,794)	37,737	(14,851)	42,668
Selling, general, and administrative expenses	16,448	13,490	32,019	27,789
Operating income (loss)	(50,242)	24,247	(46,870)	14,879
Gain (loss) on investments, net	50	(259)	18	21
Other income (expense), net	24,007	(780)	21,408	(1,356)
Interest expense	(4,305)	(2,065)	(7,559)	(4,032)
Income (loss) before income taxes	(30,490)	21,143	(33,003)	9,512
Income tax expense (benefit)	(18,589)	1,815	(16,836)	3,157
Net income (loss)	(11,901)	19,328	(16,167)	6,355
Net income (loss) attributable to noncontrolling interests	925	(78)	1,323	550
Net income (loss) attributable to Southland Holdings Stockholders	$(12,826)	$19,406	$(17,490)	$5,805

Net loss per share attributable to common stockholders
Basic (1)	$(0.27)		$(0.38)
Diluted (1)	$(0.27)		$(0.38)
Weighted average shares outstanding
Basic (1)	46,870,890		46,043,878
Diluted (1)	46,870,890		46,043,878
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$(11,901)	$19,328	$(16,167)	$6,355
Foreign currency translation adjustment, net of tax	1,347	3,980	1,853	2,273
Comprehensive income (loss), net of tax	(10,554)	23,308	(14,314)	8,628
Less: Comprehensive income attributable to noncontrolling interest	1,124	7,745	1,524	8,229
Comprehensive income (loss) attributable to Southland Holdings Stockholders	$(11,678)	$15,563	$(15,838)	$399

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	(110)	(110)
Net income (loss)	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420
Net income (loss)	—	—	—	—	(12,826)	—	925	(11,901)
Other comprehensive income	—	—	1,149	—	—	—	198	1,347
Balance as of June 30, 2023	$—	$8	$(923)	$269,436	$(17,490)	$—	$11,835	$262,866

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Preferred	Common		Additional	Retained	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Earnings	Capital	Interest	Equity
Balance as of December 31, 2021	$24,400	$—	$(937)	$—	$—	$267,831	$11,057	$302,351
Recapitalization	—	4	—	224,786	—	(267,831)	—	(43,041)
Balance as of December 31, 2021	24,400	4	(937)	224,786	—	—	11,057	259,310
Preferred stock repurchase and dividends	—	—	—	(172)	—	—	(31)	(203)
Distributions to members	—	—	—	316	—	—	(1,539)	(1,223)
Net income (loss)	—	—	—	(13,601)	—	—	628	(12,973)
Other comprehensive income (loss)	—	—	(1,562)	—	—	—	(145)	(1,707)
Balance as of March 31, 2022	$24,400	$4	$(2,499)	$211,329	$—	$—	$9,970	$243,204
Preferred stock repurchase and dividends	—	—	—	(211)	—	—	(38)	(249)
Other	—	—	(1)	—	—	—	—	(1)
Distributions to members	—	—	—	(48)	—	—	—	(48)
Net income (loss)	—	—	—	19,406	—	—	(78)	19,328
Other comprehensive income (loss)	—	—	3,987	—	—	—	(7)	3,980
Balance as of June 30, 2022	$24,400	$4	$1,487	$230,476	$—	$—	$9,847	$266,214

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(16,167)	$6,355
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	16,736	23,640
Deferred taxes	(21,866)	(92)
Change in fair value of earnout liability	(20,689)	—
Gain on sale of assets	(85)	(1,208)
Foreign currency remeasurement gain	(3,641)	191
Earnings from equity method investments	(140)	(3,803)
TZC investment present value accretion	(1,213)	(1,166)
Loss (gain) on trading securities, net	24	(357)
Changes in assets and liabilities:
Accounts receivable	(53,589)	(50,631)
Contract assets	4,803	(6,625)
Prepaid expenses and other current assets	(4,093)	(3,502)
ROU assets	343	2,347
Accounts payable and accrued expenses	21,700	(30,934)
Contract liabilities	65,774	(13,899)
Operating lease liabilities	(126)	(2,298)
Other	1,593	67
Net cash used in operating activities	(10,636)	(81,915)

Cash flows from investing activities:
Purchase of fixed assets	(4,953)	(2,679)
Proceeds from sale of fixed assets	7,214	2,726
Loss on investment in limited liability company	—	335
Proceeds from the sale of trading securities	(21)	814
Capital contribution to investees	—	(1,000)
Net cash provided by investing activities	2,240	196

Cash flows from financing activities:
Borrowings on line of credit	3,000	55,000
Borrowings on notes payable	248	695
Payments on notes payable	(27,701)	(21,294)
Advances from (to) related parties	215	(404)
Payments from related parties	5	7
Payments on finance lease	(2,396)	(3,430)
Distributions	(110)	(1,556)
Proceeds from merger of Legato II and Southland Holdings, LLC	17,088	—
Net cash provided by (used in) financing activities	(9,651)	29,018

Effect of exchange rate on cash	164	945

Net decrease in cash and cash equivalents and restricted cash	(17,883)	(51,756)
Beginning of period	71,991	111,242
End of period	$54,108	$59,486

Supplemental cash flow information
Cash paid for income taxes	$2,903	$4,127
Cash paid for interest	$7,541	$4,106
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$8,528	$6,771
Assets obtained in exchange for notes payable	$6,667	$580
Issuance of post-merger earn out shares	$35,000	$—
Dividend financed with notes payable	$50,000	$—

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

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. The Company will not be pursuing production of concrete and asphalt products for use on self-performed paving projects where the majority of the scope of work contains large-scale concrete and asphalt production or sale of asphalt and concrete products to third parties. This operational shift will allow the Company to better focus its resources on more profitable lines of business. The Company has concluded this action with M&P does not qualify for Discontinued Operations treatment and presentation under ASC 205-20 as it does not represent a strategic shift in the Company’s business.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report which was filed on Form 8-K/A on March 22, 2023.

The accompanying balance sheet and related disclosures as of December 31, 2022, have been derived from the 8-K/A filed on March 22, 2023. The Company’s financial condition as of June 30, 2023, and operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ended December 31, 2023.

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

Goodwill and Intangibles

Goodwill and indefinite-life intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and six months ended June 30, 2023 and 2022, there was no impairment recorded.

Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2023 and 2022, we did not identify any triggering events that would require a quantitative assessment.

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

As of June 30, 2023, and December 31, 2022, we had an allowance for credit losses of $1.5 million.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 8-K/A filed on March 22, 2023, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and six months ended June 30, 2023, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of Common Stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2023. Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term.

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of Common Stock and 14,385,500 warrants, each exercisable for a share of Common Stock at an exercise price of $11.50 per share (including public and private placement warrants) (“Warrants”), outstanding.

Earnout Shares

Pursuant to the Merger Agreement, Southland Members have the potential to be issued additional consideration of up to 10,344,828 shares of common stock for attaining certain performance targets for the years ended December 31, 2022, and December 31, 2023. On April 27, 2023, Southland issued 3,448,283 shares of common stock to the Southland Members pursuant to the attainment of the 2022 Base Target (as defined in the Merger Agreement).

4.	Fair Value Measurements

Fair value of investments measured on a recurring basis as of June 30, 2023, and December 31, 2022, were as follows:

	As of
	June 30, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private Equity	3,266	—	—	3,266
Total noncurrent	3,266	—	—	3,266
Overall Total	$3,266	$—	$—	$3,266

	As of
	December 31, 2022
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$8	$8	$—	$—
Total	8	8	—	—
Investments Noncurrent
Private Equity	3,261	—	—	3,261
Total noncurrent	3,261	—	—	3,261
Overall Total	$3,269	$8	$—	$3,261

5.	Revenue

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

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of June 30, 2023 and December 31, 2022, we had $21.4 million and $9.4 million, respectively, in accrued loss provision.

As of June 30, 2023, and December 31, 2022, we had $192.0 million and $144.2 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiation with our customers or other third parties.

We estimate the likelihood of collection during the bidding process for new contracts. Customers with history of late or non-payment are avoided in the bidding process. We consider the necessity for write-down of receivable balances in conjunction with GAAP when evaluating our estimates of transaction price and estimated costs to complete our projects.

We bill our customers in conjunction with our contract terms. Our contracts have three main categories, (i) contracts that are billed based on a specific timeline, (ii) contracts that are billed upon the completion of certain phases of work, or milestones, and (iii) contracts that are billed as services are provided. Some of our contracts are billed following the recognition of certain revenue. This creates an asset on our consolidated balance sheets captioned “contract assets.” Other contracts’ schedules allow us to bill customers prior to recognizing revenue. These contracts create a liability on our consolidated balance sheets captioned “contract liabilities.”

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

Our Civil segment is comprised of Oscar Renda Contracting, Inc., Mole Constructors, Inc., Southland Contracting, Inc., Southland Holdings, LLC, Renda Pacific, LLC, Southland Renda JV, Southland RE Properties, Oscar Renda Contracting Canada, Southland Mole of Canada, Southland Technicore Mole joint venture, and Southland Astaldi joint venture. This segment focuses on projects throughout North America that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment is comprised of American Bridge, Heritage Materials, LLC, and Johnson Bros. Corporation. This segment operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals, and piers, and specialty structures and facilities.

Total assets by segment are not presented as our CODM, as defined by ASC 280, does not review or allocate resources based on segment assets. We do not have material intersegment revenue or gross profit. Joint ventures are classified into the segment with which the projects align.

Segment Revenue

Revenue by segment for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$65,567	25.5%	$74,851	27.4%	$138,556	26.1%	$149,894	28.2%
Transportation	191,360	74.5%	198,165	72.6%	393,200	73.9%	381,608	71.8%
Total revenue	$256,927	100.0%	$273,016	100.0%	$531,756	100.0%	$531,502	100.0%

Segment Gross Profit

Gross profit by segment for the three and six months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$5,906	9.0%	$12,422	16.6%	$14,672	10.6%	$19,389	12.9%
Transportation	(39,700)	(20.7)%	25,315	12.8%	(29,523)	(7.5)%	23,279	6.1%
Gross profit	$(33,794)	(13.2)%	$37,737	13.8%	$(14,851)	(2.8)%	$42,668	8.0%

Revenue earned outside of the United States was 22% and 23% for the three and six months ended June 30, 2023, respectively, and 6% for each of the three and six months ended June 30, 2022.

6.	Debt

Long-term debt and credit facilities consisted of the following as of June 30, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Secured notes	$185,956	$177,914
Mortgage notes	803	901
Revolving credit facility	98,000	95,000
Equipment notes	—	31
Total debt	284,759	273,846
Unamortized deferred financing costs	(215)	(246)
Total debt, net	284,544	273,600
Less: Current portion	(51,326)	(46,322)
Total long-term debt	$233,218	227,278

The weighted average interest rate on total debt outstanding as of June 30, 2023, was 4.56%. As of June 30, 2023, and December 31, 2022, we were in compliance with all debt covenants.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of June 30, 2023, $98.0 million was drawn on the revolver, and we had $2.0 million available. The revolver is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2023, we had outstanding secured notes scheduled to expire between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of June 30, 2023, we had outstanding mortgage notes scheduled to expire between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

Equipment OEM Notes

We enter into equipment notes in order to complete certain specialty construction projects. As of June 30, 2023, we did not have any outstanding equipment OEM notes that are collateralized by certain equipment owned by Southland.

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

Some of the matters in which we or our joint ventures and affiliates are involved may involve compensatory, punitive, or other claims or sanctions that, if granted, could require us to pay damages or make other expenditures in amounts that are not currently probable to be incurred or cannot currently be reasonably estimated. In addition, in some circumstances, our government contracts could be terminated, we could be suspended or incur other administrative penalties or sanctions, or payment of our costs could be disallowed. While any of our pending legal proceedings may be subject to early resolution as a result of our ongoing efforts to resolve the proceeding, whether or when any legal proceeding will be resolved is neither predictable nor guaranteed.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of June 30, 2023, and December 31, 2022. Our estimates of such matters could change in future periods.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of June 30, 2023, and December 31, 2022. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

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

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, will elect to file a consolidated corporate income tax return for the 2023 calendar year.

The federal statutory tax rate is 21%.  Southland’s effective tax rate was 61.0% and 8.6% for the three months ended June 30, 2023 and 2022, respectively. The primary differences between the statutory rate and the effective rate for the three months ended June 30, 2023 were due to state income taxes, the permanent book to tax differences related to earnouts as well as income earned in a foreign jurisdiction with a zero tax rate; however, that foreign income is included within U.S taxable income through GILTI. The effective tax rate was 51.0% and 33.2% for the six months ended June 30, 2023 and 2022, respectively. The primary differences between the statutory rate and the effective rate for the six months ended June 30, 2023 were due to state income taxes, the release of the valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, permanent book to tax difference related to earnouts, and a lower effective rate on overall foreign earnings.

The change in filing structure as a result of the Merger required recording deferred tax assets and liabilities related to entities previously not subject to income tax with $5.0 million being recorded to income tax expense for the six months ended June 30, 2023. As the Merger did not require acquisition accounting under U.S. GAAP, the recording of these deferred tax assets and liabilities was recorded to current operations in accordance with the requirements under ASC 740.  Additionally, $1.1 million was recorded to income tax expense for the six months ended June 30, 2023 due to the change in the state effective tax rate applied to both American Bridge and Oscar Renda deferred tax assets and liabilities.

As a result of the new U.S. consolidated filing structure, Southland LLC is in a net deferred tax asset position for both federal and state income tax due to net operating losses recorded in the three and six month period ended June 30, 2023. Southland LLC is in a three-year cumulative book income position after adjusting for permanent and one-time items and is forecasting that the net deferred tax assets, including net operating losses, are more-likely-than-not to be fully utilized. Therefore, a valuation allowance is not deemed necessary as of June 30, 2023. The valuation allowance related to American Bridge federal and state net deferred tax assets previously recorded at the year ended December 31, 2022 has been removed resulting in a benefit to income tax of $3.8 million recorded in the three months ended March 31, 2023 and no change was recorded to this in the six months ended June 30, 2023.

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

Projects included in RUPO may be canceled or modified by customers and may not be indicative of future operating results. It is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

Fixed price contracts, particularly with federal, state and local government customers, are expected to continue to represent a majority of our total RUPO.

The following schedule shows the RUPO as of June 30, 2023, and December 31, 2022:

	As of
(Amounts in millions)	June 30, 2023	December 31, 2022
Remaining Unsatisfied Performance Obligations	$2,698	$2,973

The Company expects to recognize approximately 44% of its RUPOs as revenue during the next twelve months, and the balance thereafter.

10.	Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of June 30, 2023, and December 31, 2022, consisted of the following:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Costs in excess of billings	$477,628	$480,825
Costs to fulfill contracts, net	30,750	32,081
Contract assets	$508,378	$512,906

Costs and estimated earnings on uncompleted contracts were as follows as of June 30, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$7,224,854	$6,874,709
Estimated earnings	420,843	398,917
Costs incurred and estimated earnings	7,645,697	7,273,626
Less: billings to date	(7,365,405)	(6,924,358)
Costs to fulfill contracts, net	30,750	32,081
Net contract position	$311,042	$381,349

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	June 30, 2023	December 31, 2022
Contract assets	$508,378	$512,906
Contract liabilities	(197,336)	(131,557)
Net contract position	$311,042	$381,349

As of June 30, 2023, and December 31, 2022, we had recorded $319.0 million and $260.8 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of June 30, 2023, and December 31, 2022, as follows:

(Amounts in thousands)	June 30, 2023	December 31, 2022
Costs in excess of billings	$214,174	$156,127
Investments	104,791	104,643
Claims asset total	$318,965	$260,770

On January 1, 2022, we had contract liabilities of $111.3 million, of which $31.9 million and $90.7 were recognized as revenue during the three and six months ended June 30, 2022.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $25.1 million and $99.3 were recognized as revenue during the three and six months ended June 30, 2023.

11.	Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We owned an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of June 30, 2023, and June 30, 2022.

We owned a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of June 30, 2023, and June 30, 2022.

We consolidated each of Oscar Renda Contracting of Canada, Southland Technicore Mole joint venture, and Southland Astaldi joint venture because of our control of the entity through our ownership percentage over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

12. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.8 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively. Accounts payable balance due to this subcontractor was $0.7 million and $0.1 million as of June 30, 2023 and December 31, 2022. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

13. Earnings (Loss) per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2023 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Numerator:
Net loss	$(11,901)	$(16,167)
Less net income attributable to noncontrolling interests	925	1,323
Net loss attributable to common stockholders, basic and diluted	(12,826)	(17,490)

Denominator:
Weighted average common shares outstanding — basic and diluted	46,870,890	46,043,878
Basic and diluted net loss per share	$(0.27)	$(0.38)
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

Due to the net losses for the three and six months ended June 30, 2023, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share, as their inclusion would have been antidilutive.

14.	Subsequent Events

On July 5, 2023, Southland refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.3%. Approximately $8.0 million of these proceeds were used to pay down the Company’s revolving line of credit facility.

On August 11, 2023, Southland and Frost Bank agreed to extend the Company’s revolving line of credit through January 2025.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Other Non-GAAP Financial Measures

In addition to financial results determined in accordance with GAAP, in our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). The Company will also utilize certain adjustments to EBITDA (“Adjusted EBITDA”), which may include but not be limited to certain non-cash charges, stock-based compensation, and other one-time income or expenses. EBITDA and Adjusted EBITDA assist management and our Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations.

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

Recent Events

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. As a result of this change, Southland recognized a $49.0 million negative impact to gross loss in the second quarter of 2023 related to the expected increased costs in procuring and transporting material from third parties for the remainder of its M&P projects. In the first quarter of 2023, M&P contributed $11.0 million to gross loss. As of June 30, 2023, approximately 12% of Southland’s backlog was in M&P, and Southland estimates this work to be completed over the next two years. The Company will not be pursuing production of concrete and asphalt products for use on self-performed paving projects where the majority of the scope of work contains large-scale concrete and asphalt production or sale of asphalt and concrete products to third parties.  This operational shift will allow the Company to better focus its resources on more profitable lines of business. The Company has concluded this action with M&P does not qualify for Discontinued Operations treatment and presentation under ASC 205-20 as it does not represent a strategic shift in the Company’s business.

Results of Operations

The following table sets forth summary financial information for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Revenue	$256,927	$273,016
Cost of construction	290,721	235,279
Gross profit (loss)	(33,794)	37,737
Selling, general, and administrative expenses	16,448	13,490
Operating income (loss)	(50,242)	24,247
Gain (loss) on investments, net	50	(259)
Other income (expense), net	24,007	(780)
Interest expense	(4,305)	(2,065)
Income (loss) before income taxes	(30,490)	21,143
Income tax expense (benefit)	(18,589)	1,815
Net income (loss)	(11,901)	19,328
Net income (loss) attributable to noncontrolling interests	925	(78)
Net income (loss) attributable to Southland Holdings Stockholders	$(12,826)	$19,406

Revenue

Revenue for the three months ended June 30, 2023, was $256.9 million, a decrease of $16.1 million, or 5.9%, compared to the three months ended June 30, 2022. The decrease was primarily attributable to decreased revenues in both our Civil and Transportation segments.

Cost of construction

Cost of construction for the three months ended June 30, 2023, was $290.7 million, an increase of $55.4 million, or 23.6%, compared to the three months ended June 30, 2022.

Gross profit (loss)

Gross loss for the three months ended June 30, 2023, was $33.8 million, a decrease of $71.5 million, or 189.6%, compared to the three months ended June 30, 2022. The decrease was primarily attributable to activity related to the M&P business line discussed in the Recent Events section.

Selling, general, and administrative costs

Selling, general, and administrative costs for the three months ended June 30, 2023, were $16.4 million, an increase of $3.0 million, or 21.9%, compared to the three months ended June 30, 2022. The increase was related to increased costs of becoming a public company.

Gain (loss) on investments, net

Gain on investments, net for the three months ended June 30, 2023, was $0.1 million compared to $0.3 million loss on investments, net for the three months ended June 30, 2022.

Interest expense

Interest expense for the three months ended June 30, 2023, was $4.3 million, an increase of $2.2 million, or 108.5%, compared to the three months ended June 30, 2022. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving line of credit compared to the same period in 2022.

Income tax expense (benefit)

Income tax benefit for the three months ended June 30, 2023, was $18.6 million, or an effective rate of 61.0%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the permanent book to tax differences related to earnouts as well as income earned in foreign jurisdiction with a zero tax rate, however, that foreign income is included within U.S taxable income through GILTI.

Income tax expense for the three months ended June 30, 2022, was $1.8 million, or an effective rate of 8.6%. The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

The following table sets forth summary financial information for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Revenue	$531,756	$531,502
Cost of construction	546,607	488,834
Gross profit (loss)	(14,851)	42,668
Selling, general, and administrative expenses	32,019	27,789
Operating income (loss)	(46,870)	14,879
Gain on investments, net	18	21
Other income (expense), net	21,408	(1,356)
Interest expense	(7,559)	(4,032)
Income (loss) before income taxes	(33,003)	9,512
Income tax expense (benefit)	(16,836)	3,157
Net income (loss)	(16,167)	6,355
Net income attributable to noncontrolling interests	1,323	550
Net income (loss) attributable to Southland Holdings Stockholders	$(17,490)	$5,805

Revenue

Revenue for the six months ended June 30, 2023, was $531.8 million, an increase of $0.3 million, or 0.0%, compared to the six months ended June 30, 2022. The increase was primarily attributable to increased revenues in our Transportation segment which were partially offset by decreased revenues in our Civil segment.

Cost of construction

Cost of construction for the six months ended June 30, 2023, was $546.6 million, an increase of $57.8 million, or 11.8%, compared to the six months ended June 30, 2022.

Gross profit (loss)

Gross loss for the six months ended June 30, 2023, was $14.9 million, a decrease of $57.5 million, or 134.8%, compared to the six months ended June 30, 2022. The decrease was primarily attributable to activity related to the M&P business line discussed in the Recent Events section.

Selling, general, and administrative costs

Selling, general, and administrative costs for the six months ended June 30, 2023, were $32.0 million, an increase of $4.2 million, or 15.2%, compared to the six months ended June 30, 2022. The increase was related to increased costs of becoming a public company.

Gain (loss) on investments, net

Gain on investments, net for the six months ended June 30, 2023 and the six months ended June 30, 2022 both was $0.0 million.

Interest expense

Interest expense for the six months ended June 30, 2023, was $7.6 million, an increase of $3.5 million, or 87.5%, compared to the six months ended June 30, 2022. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving line of credit compared to the same period in 2022.

Income tax expense (benefit)

Income tax benefit for the six months ended June 30, 2023, was $16.8 million, or an effective rate of 51.0%. The primary differences from the federal statutory tax rate of 21% was driven by state income taxes, the change in the U.S. consolidated filing structure as a result of the Merger, permanent book and tax differences related to earnouts, income earned in foreign jurisdiction with zero tax rate, however included within U.S taxable income through GILTI, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Income tax expense for the six months ended June 30, 2022, was $3.2 million, or an effective rate of 33.2%. The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

Segment Results

The following table sets forth segment information for the three months ended June 30, 2023 and 2022:

	Three Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$65,567	25.5%	$74,851	27.4%
Transportation	191,360	74.5%	198,165	72.6%
Total revenue	$256,927	100.0%	$273,016	100.0%

	Three Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$5,906	9.0%	$12,422	16.6%
Transportation	(39,700)	(20.7)%	25,315	12.8%
Gross profit (loss)	$(33,794)	(13.2)%	$37,737	13.8%

Civil

Revenue for the three months ended June 30, 2023, was $65.6 million, a decrease of $9.3 million, or 12.4%, compared to the three months ended June 30, 2022. This was primarily attributable to decreased revenue of $16.4 million from a project in the southwest and a project on the east coast as they are approaching completion and had lower activity in the three months ended June 30, 2023 versus the same period in 2022. Offsetting these decreases were increased revenue of $5.4 million from a new pipeline project start in the midwest for the three months ended June 30, 2023 versus the same period in 2022.

Gross profit for the three months ended June 30, 2023, was $5.9 million, or 9.0% of segment revenue, compared to $12.4 million, or 16.6% of segment revenue, for the three months ended June 30, 2022. The primary contributions to the decrease of $6.5 million for the three months ended June 30, 2023 versus the same period in 2022 were decreases in profit contributions of $3.3 million from a project in the southwest and a project on the east coast as they are approaching completion and had lower activity, $1.6 million from a plant project in Canada resulting from weather impacting outside work, and $1.2 million from a tunnel project in the northeast that incurred delays near the end of the project.

Transportation

Revenue for the three months ended June 30, 2023, was $191.4 million, a decrease of $6.8 million, or 3.4%, compared to the three months ended June 30, 2022. The decrease was primarily attributable to decreased revenues of $16.2 million as we completed projects in M&P, and $18.6 million as we made progress completing the takeover work related to the American Bridge acquisition, in the three months ended June 30, 2023 versus the same period in 2022. These decreases were offset by increased volume on a project in the Bahamas of $29.8 million in the three months ended June 30, 2023 versus the same period in 2022.

Gross loss for the three months ended June 30, 2023, was $39.7 million, or 20.7% of segment revenue, compared to gross profit of $25.3 million, or 12.8% of segment revenue, for the three months ended June 30, 2022. The primary contributions to the decrease of $65.0 million for the three months ended June 30, 2023 versus the same period in 2022 were decreases in profitability of $35.5 million in M&P, $12.2 million in loss recognition on a bridge project in the midwest, and $8.9 million as we make progress completing the takeover work related to the American Bridge acquisition.

The following table sets forth segment information for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$138,556	26.1%	$149,894	28.2%
Transportation	393,200	73.9%	381,608	71.8%
Total revenue	$531,756	100.0%	$531,502	100.0%

	Six Months Ended
(Amounts in thousands)	June 30, 2023		June 30, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,672	10.6%	$19,389	12.9%
Transportation	(29,523)	(7.5)%	23,279	6.1%
Gross profit (loss)	$(14,851)	(2.8)%	$42,668	8.0%

Civil

Revenue for the six months ended June 30, 2023, was $138.6 million, a decrease of $11.3 million, or 7.6%, compared to the six months ended June 30, 2022. This was primarily attributable to decreased revenue of $17.7 million from a project in the southwest and a project on the east coast as they are approaching completion and had lower activity in the six months ended June 30, 2023 versus the same period in 2022. Offsetting these decreases were increased revenue of $7.9 million from a new pipeline project start in the midwest for the six months ended June 30, 2023 versus the same period in 2022.

Gross profit for the six months ended June 30, 2023, was $14.7 million, or 10.6% of segment revenue, compared to $19.4 million, or 12.9% of segment revenue, for the six months ended June 30, 2022. The primary contributions to the decrease of $4.7 million for the six months ended June 30, 2023 versus the same period in 2022 were decreases in profit contributions of $5.4 million from three projects as they are approaching completion and had lower activity, and $3.8 million from a tunnel project in the northeast that incurred delays near the end of the project. Offsetting these decreases was an increase in profit contribution of $3.9 million for a project in the midwest that incurred a negative adjustment in the six months ended June 30, 2022.

Transportation

Revenue for the six months ended June 30, 2023, was $393.2 million, an increase of $11.6 million, or 3.0%, compared to the six months ended June 30, 2022. The increase was primarily attributable to increased contributions during the six months ended June 30, 2023, of $58.3 million from a project in the Bahamas. This increase was offset by decreases for the six months ended June 30, 2023, versus the same period in 2022, of $30.1 million as we make progress completing the takeover work related to the American Bridge acquisition and $19.9 million from M&P.

Gross loss for the six months ended June 30, 2023, was $29.5 million, or 7.5% of segment revenue, compared to gross profit of $23.3 million, or 6.1% of segment revenue, for the six months ended June 30, 2022. The primary contributions to the decrease of $52.8 million for the six months ended June 30, 2023, versus the same period in 2022 were decreases $34.9 from M&P, $14.0 million as we make progress completing the takeover work related to the American Bridge acquisition, and $5.6 million in loss recognition from a project in the midwest. Offsetting these decreases was an increase in profit contribution of $9.4 million from a project in the Bahamas for the six months ended June 30, 2023 versus the same period in 2022.

Adjusted EBITDA Reconciliation

In our industry, it is customary to manage our business using Adjusted EBITDA. Below is a reconciliation of net income to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss) attributable to Southland Holdings Stockholders	$(12,826)	$19,406	$(17,490)	$5,805
Depreciation and amortization	8,176	11,973	16,736	23,640
Income taxes (benefit)	(18,589)	1,815	(16,836)	3,157
Interest expense	4,305	2,065	7,559	4,032
Interest income	(161)	—	(298)	(11)
EBITDA	(19,095)	35,259	(10,329)	36,623
Transaction related costs	559	—	1,594	—
Contingent earnout consideration non-cash expense reversal	(23,625)	—	(20,689)	—
Adjusted EBITDA	$(42,161)	$35,259	$(29,424)	$36,623

Adjusted EBITDA for the three months ended June 30, 2023, decreased to negative $42.2 million from $35.3 million compared to the three months ended June 30, 2022, due primarily to activity related to the M&P business line discussed in the Recent Events section and the reversal of contingent earnout consideration.

Adjusted EBITDA for the six months ended June 30, 2023, decreased to negative $29.4 million from $36.6 million compared to the six months ended June 30, 2022, due primarily to activity related to the M&P business line discussed in the Recent Events section and the reversal of contingent earnout consideration.

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

We will receive the proceeds from any exercise of any Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On August 9, 2023, the closing price of our Common Stock was $8.33 per share. To the extent the market price of our Common Stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

The following table sets forth summary change in cash, cash equivalent and restricted cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended
(Amounts in thousands)	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(10,636)	$(81,915)
Net cash provided by investing activities	2,240	196
Net cash provided by (used in) financing activities	(9,651)	29,018
Effect of exchange rate changes	164	945
Net change in cash, cash equivalents, and restricted cash	$(17,883)	$(51,756)

Net cash used in operating activities was $10.6 million during the six months ended June 30, 2023, compared to $81.9 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the primary differences in cash used in operating activities compared to the six months ended June 30, 2022, were increases in accounts payable of $52.6 million, increases in contract liabilities of $79.7 million and decreases in contract assets of $11.4 million, which were partially offset by increases in net loss of $22.5 million and increases in accounts receivables of $3.0 million.

Net cash provided by investing activities was $2.2 million during the six months ended June 30, 2023, compared to $0.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, the primary difference in cash provided by investing activities compared to the six months ended June 30, 2022, was an increase in proceeds from sale of fixed assets of $4.5 million, which were partially offset by increases in purchase of fixed assets of $2.3 million.

Net cash used in financing activities was $9.7 million for the six months ended June 30, 2023 compared to $29.0 net cash provided by financing activities for the six months ended June 30, 2022. During the six months ended June 30, 2023, the primary difference in cash provided by or used in financing activities compared to the six months ended June 30, 2022, was a decrease of $52.0 million in borrowing on a line of credit that was offset by the $17.1 million in proceeds from the Merger.

As of June 30, 2023, we had long-term debt of $284.5 million, of which $51.3 million is due within the next twelve months.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of June 30, 2023, $98.0 million was drawn on the revolver, and we had $2.0 million available.

On August 11, 2023, Southland and Frost Bank agreed to extend the Company’s revolving line of credit through January 2025.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2023, we had outstanding secured notes scheduled to expire between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%.

On July 5, 2023, Southland refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.3%. Approximately $8.0 million of these proceeds were used to pay down the Company’s revolving line of credit facility.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of June 30, 2023, we had outstanding mortgage notes scheduled to expire between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

Equipment OEM Notes

We enter into equipment notes in order to complete certain specialty construction projects. As of June 30, 2023, we did not have any outstanding equipment OEM notes that are collateralized by certain equipment owned by Southland.

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

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,973,886
New contracts, change orders, and adjustments	262,088
Gross backlog	3,235,974
Less: contract revenue recognized in 2023	(538,464)
Balance June 30, 2023	$2,697,510

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

Segment Backlog

Below is our Backlog by segment.

Transportation

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,213,723
New contracts, change orders, and adjustments	232,476
Gross backlog	2,446,199
Less: contract revenue recognized in 2023	(401,219)
Balance June 30, 2023	$2,044,980

Civil

(Amounts in thousands)	Backlog
Balance December 31, 2022	$760,163
New contracts, change orders, and adjustments	29,612
Gross backlog	789,775
Less: contract revenue recognized in 2023	(137,245)
Balance June 30, 2023	$652,530

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fiscal quarter ended March 31, 2023, we completed the Business Combination and the internal controls of Southland LLC became our internal controls. We have designed and implemented our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

Other than disclosed above, there were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we or our stockholders sell or indicate an intention to sell substantial amounts of our securities in the public market, including through sales pursuant to the prospectus contained in the Registration Statement, the trading price of our securities could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock reserved for issuance under our equity incentive plan have been registered on Form S-8 under the Securities Act and will be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

Although the stockholders of Legato II prior to Legato II’s initial public offering (the “Initial Stockholders”) and certain Southland Members are subject to certain restrictions regarding the transfer of their shares of Common Stock, these shares may be sold after the expiration of their respective lock-ups. As restrictions on transfer have expired, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

In addition, some of our Selling Securityholders acquired the securities being registered for resale pursuant to the prospectus contained in the Registration Statement at prices significantly lower than the per unit purchase price paid by public stockholders in our initial public offering of $10.00 per unit. As a result, despite the decline in the public trading price since our initial public offering, some of the Selling Securityholders may still experience a positive return on investment and may have an incentive to sell shares of our Common Stock. For example, the Initial Stockholders purchased 5,750,000 shares of Common Stock prior to our initial public offering at $0.005 per share and subsequently acquired 1,150,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. In addition, EarlyBirdCapital, Inc. acquired 200,000 shares of Common Stock at $0.0001 per share and subsequently acquired 40,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. By way of example only, if all 5,750,000 shares of Common Stock originally issued to the Initial Stockholders were sold at a price of $8.33 per share, which was the closing price of our Common Stock as reported on NYSE on August 9, 2023, the Initial Stockholders would experience a gain equal to $8.33 per share. Investors in our initial public offering who acquired shares of Common Stock in connection with the purchase of units at $10.00 per unit would not be expected to experience a similar return on investment.

The Warrants may never be in the money, and may expire worthless.

We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On August 9, 2023, the closing price of our Common Stock was $8.33 per share. To the extent the market price of our Common Stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. There is no way to ensure that the market price of our Common Stock will exceed the exercise price of the Warrants following the time they become exercisable and prior to their expiration. As a result, the Warrants may expire worthless, and we may not receive any proceeds from the exercise of the Warrants.

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

Item 5. Other Information

During the last fiscal quarter, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 14, 2023

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)