Form 10-Q
period 2023-09-30
Southland Holdings, Inc.
filed 2023-11-13
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 9, 2023, there were 47,891,984 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$32,211	$57,915
Restricted cash	14,541	14,076
Accounts receivable, net	198,967	135,678
Retainage receivables	125,196	122,682
Contract assets	515,361	512,906
Other current assets	22,635	24,047
Total current assets	908,911	867,304

Property and equipment, net	100,558	114,084
Right-of-use assets	12,858	16,893
Investments - unconsolidated entities	123,666	113,724
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,219	3,261
Deferred tax asset	21,631	—
Goodwill	1,528	1,528
Intangible assets, net	1,822	2,218
Other noncurrent assets	3,171	3,703
Total noncurrent assets	271,043	258,001
Total assets	$1,179,954	$1,125,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$137,347	$126,385
Retainage payable	39,059	33,677
Accrued liabilities	125,236	121,584
Current portion of long-term debt	47,825	46,322
Short-term lease liabilities	13,922	16,572
Contract liabilities	184,627	131,557
Total current liabilities	548,016	476,097

Long-term debt	261,236	227,278
Long-term lease liabilities	5,314	10,032
Deferred tax liabilities	2,876	3,392
Other noncurrent liabilities	96,343	48,622
Total long-term liabilities	365,769	289,324
Total liabilities	913,785	765,421

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding in 2023	—	—
Preferred stock, $1.00 par value, 24,400,000 shares issued and outstanding in 2022	—	24,400
Common stock, $0.0001 par value, authorized 500,000,000 shares, 47,856,114 and none issued and outstanding in 2023 and 2022, respectively	8	—
Additional paid-in-capital	269,920	—
Accumulated deficit	(13,690)	—
Accumulated other comprehensive loss	(2,551)	(2,576)
Members’ capital	—	327,614
Total stockholders' equity	253,687	349,438
Noncontrolling interest	12,482	10,446
Total equity	266,169	359,884
Total liabilities and equity	$1,179,954	$1,125,305

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands except shares and per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$312,472	$335,125	$844,228	$866,627
Cost of construction	282,943	272,715	829,550	761,549
Gross profit	29,529	62,410	14,678	105,078
Selling, general, and administrative expenses	15,247	15,606	47,266	43,395
Operating income (loss)	14,282	46,804	(32,588)	61,683
Loss on investments, net	(21)	(100)	(3)	(79)
Other income, net	2,151	2,292	23,559	936
Interest expense	(6,231)	(2,285)	(13,790)	(6,317)
Income (loss) before income taxes	10,181	46,711	(22,822)	56,223
Income tax expense (benefit)	5,390	10,588	(11,446)	13,745
Net income (loss)	4,791	36,123	(11,376)	42,478
Net income attributable to noncontrolling interests	991	924	2,314	1,474
Net income (loss) attributable to Southland Stockholders	$3,800	$35,199	$(13,690)	$41,004

Net income (loss) per share attributable to common stockholders
Basic (1)	$0.08		$(0.29)
Diluted (1)	$0.08		$(0.29)
Weighted average shares outstanding
Basic (1)	47,856,114		46,771,938
Diluted (1)	47,872,042		46,771,938
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$4,791	$36,123	$(11,376)	$42,478
Foreign currency translation adjustment, net of tax	(1,972)	(4,653)	(119)	(2,380)
Comprehensive income (loss), net of tax	2,819	31,470	(11,495)	40,098
Less: Comprehensive income (loss) attributable to noncontrolling interest	646	(7,469)	2,170	760
Comprehensive income (loss) attributable to Southland Stockholders	$2,173	$38,939	$(13,665)	$39,338

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2023
	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	(110)	(110)
Net income (loss)	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420
Net income (loss)	—	—	—	—	(12,826)	—	925	(11,901)
Other comprehensive income	—	—	1,149	—	—	—	198	1,347
Balance as of June 30, 2023	$—	$8	$(923)	$269,436	$(17,490)	$—	$11,835	$262,866
Share based compensation	—	—	—	484	—	—	—	484
Net income	—	—	—	—	3,800	—	991	4,791
Other comprehensive loss	—	—	(1,628)	—	—	—	(344)	(1,972)
Balance as of September 30, 2023	$—	$8	$(2,551)	$269,920	$(13,690)	$—	$12,482	$266,169

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2022
	Preferred	Common		Additional	Members	Noncontrolling	Total
(Amounts in thousands)	Stock	Stock	AOCI	Paid-In Capital	Capital	Interest	Equity
Balance as of December 31, 2021	$24,400	$—	$(937)	$—	$267,831	$11,057	$302,351
Recapitalization	—	4	—	224,786	(267,831)	—	(43,041)
Balance as of December 31, 2021	24,400	4	(937)	224,786	—	11,057	259,310
Preferred stock repurchase and dividends	—	—	—	(172)	—	(31)	(203)
Distributions to members	—	—	—	316	—	(1,539)	(1,223)
Net income (loss)	—	—	—	(13,601)	—	628	(12,973)
Other comprehensive loss	—	—	(1,562)	—	—	(145)	(1,707)
Balance as of March 31, 2022	$24,400	$4	$(2,499)	$211,329	$—	$9,970	$243,204
Preferred stock repurchase and dividends	—	—	—	(211)	—	(38)	(249)
Other	—	—	(1)	—	—	—	(1)
Distributions to members	—	—	—	(48)	—	—	(48)
Net income (loss)	—	—	—	19,406	—	(78)	19,328
Other comprehensive income (loss)	—	—	3,987	—	—	(7)	3,980
Balance as of June 30, 2022	$24,400	$4	$1,487	$230,476	$—	$9,847	$266,214
Preferred stock repurchase and dividends	—	—	—	(298)	—	(53)	(351)
Net income	—	—	—	35,199	—	924	36,123
Other comprehensive loss	—	—	(4,090)	—	—	(563)	(4,653)
Balance as of September 30, 2022	$24,400	$4	$(2,603)	$265,377	$—	$10,155	$297,333

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$(11,376)	$42,478
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	24,704	35,163
Deferred taxes	(22,148)	(440)
Change in fair value of earnout liability	(20,689)	—
Share based compensation	484	—
Gain on sale of assets	(118)	(1,343)
Foreign currency remeasurement (gain) loss	(37)	746
Earnings from equity method investments	(5,102)	(7,346)
TZC investment present value accretion	(1,828)	(1,758)
Loss (gain) on trading securities, net	3	(257)
Changes in assets and liabilities:
Accounts receivable	(69,471)	(24,167)
Contract assets	(4,376)	(72,703)
Prepaid expenses and other current assets	1,564	(1,001)
ROU assets	4,034	930
Accounts payable and accrued expenses	20,584	(6,997)
Contract liabilities	53,048	(29,591)
Operating lease liabilities	(3,991)	(1,206)
Other	(1,873)	(3,444)
Net cash used in operating activities	(36,588)	(70,936)

Cash flows from investing activities:
Purchase of fixed assets	(7,475)	(4,384)
Proceeds from sale of fixed assets	7,461	3,897
Loss on investment in limited liability company	—	336
Proceeds from the sale of trading securities	47	840
Capital contribution to unconsolidated investments	(540)	(1,000)
Net cash used in investing activities	(507)	(311)

Cash flows from financing activities:
Borrowings on line of credit	3,000	55,000
Payments on line of credit	(8,000)	—
Borrowings on notes payable	115,355	115
Payments on notes payable	(111,908)	(31,161)
Payments of deferred financing costs	(578)	—
Advances from related parties	425	—
Payments to related parties	(4)	(405)
Payments on finance lease	(3,538)	(6,298)
Distributions	(110)	(1,556)
Proceeds from merger of Legato II and Southland Holdings, LLC	17,088	—
Net cash provided by financing activities	11,730	15,695

Effect of exchange rate on cash	126	1,834

Net decrease in cash and cash equivalents and restricted cash	(25,239)	(53,718)
Beginning of period	71,991	111,242
End of period	$46,752	$57,524

Supplemental cash flow information
Cash paid for income taxes	$3,033	$6,153
Cash paid for interest	$12,704	$6,464
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$8,529	$12,537
Assets obtained in exchange for notes payable	$8,626	$3,397
Issuance of post-merger earn out shares	$35,000	$—
Dividend financed with notes payable	$50,000	$—

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

The accompanying balance sheet and related disclosures as of December 31, 2022, have been derived from the 8-K/A filed on March 22, 2023. The Company’s financial condition as of September 30, 2023, and operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2023.

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

Goodwill and Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and nine months ended September 30, 2023 and 2022, there was no impairment recorded.

Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2023 and 2022, we did not identify any triggering events that would require a quantitative assessment.

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions, and future expectations. Normal contracts receivables are typically due within 10-30 days after the issuance of the invoice and may vary by customer. Retainages are due after completion of the project and acceptance by the contract owner. We may be able to negotiate release of some retainages upon meeting certain milestones. Warranty retainage receivables are due after the expiration of the warranty period, if applicable. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

As of September 30, 2023, and December 31, 2022, we had an allowance for credit losses of $1.5 million.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 8-K/A filed on March 22, 2023, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and nine months ended September 30, 2023, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2023. Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term.

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

4.	Fair Value Measurements

Fair value of investments measured on a recurring basis as of September 30, 2023, and December 31, 2022, were as follows:

	As of
	September 30, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,219	—	—	3,219
Total noncurrent	3,219	—	—	3,219
Overall Total	$3,219	$—	$—	$3,219

	As of
	December 31, 2022
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$8	$8	$—	$—
Total	8	8	—	—
Investments Noncurrent
Private equity	3,261	—	—	3,261
Total noncurrent	3,261	—	—	3,261
Overall Total	$3,269	$8	$—	$3,261

5.	Revenue

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

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of September 30, 2023 and December 31, 2022, we had $16.7 million and $9.4 million, respectively, in accrued loss provision.

As of September 30, 2023, and December 31, 2022, we had $180.2 million and $144.2 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiation with our customers or other third parties.

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

Segment Revenue

Revenue by segment for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$90,708	29.0%	$71,409	21.3%	$229,264	27.2%	$221,303	25.5%
Transportation	221,764	71.0%	263,716	78.7%	614,964	72.8%	645,324	74.5%
Total revenue	$312,472	100.0%	$335,125	100.0%	$844,228	100.0%	$866,627	100.0%

Segment Gross Profit

Gross profit by segment for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$12,465	13.7%	$8,926	12.5%	$27,137	11.8%	$28,315	12.8%
Transportation	17,064	7.7%	53,484	20.3%	(12,459)	(2.0)%	76,763	11.9%
Gross profit	$29,529	9.5%	$62,410	18.6%	$14,678	1.7%	$105,078	12.1%

Revenue earned outside of the United States was 25% and 23% for the three and nine months ended September 30, 2023 and 5% and 6% for the three and nine months ended September 30, 2022.

6.	Debt

Long-term debt and credit facilities consisted of the following as of September 30, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Secured notes	$218,890	$177,914
Mortgage notes	754	901
Revolving credit facility	90,000	95,000
Equipment notes	—	31
Total debt	309,644	273,846
Unamortized deferred financing costs	(583)	(246)
Total debt, net	309,061	273,600
Less: Current portion	(47,825)	(46,322)
Total long-term debt	$261,236	227,278

The weighted average interest rate on total debt outstanding as of September 30, 2023, was 6.09%. As of September 30, 2023, and December 31, 2022, we were in compliance with all debt covenants.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving line of credit was extended through January 15, 2025 and we incurred $0.3 million as deferred financing cost. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of September 30, 2023, $90.0 million was drawn on the revolver, and we had $10.0 million available. The revolver is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost and $0.6 million as bank service charges in connection with the refinancing. As of September 30, 2023, we had outstanding secured notes scheduled to expire between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of September 30, 2023, we had outstanding mortgage notes scheduled to expire between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

Equipment OEM Notes

We enter into equipment notes in order to complete certain specialty construction projects. As of September 30, 2023, we did not have any outstanding equipment OEM notes that are collateralized by certain equipment owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of September 30, 2023, and December 31, 2022. Our estimates of such matters could change in future periods.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of September 30, 2023, and December 31, 2022. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, and general liability and vehicle liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

8.	Income Taxes

Prior to the Merger, Southland LLC, and various domestic subsidiaries, elected to be taxed as an S-corporation, under the provisions of Subchapter S of the Internal Revenue Code. As such, their respective earnings were not subject to entity level income tax, but instead, the owners were liable for federal income taxes on their respective shares of the applicable income. American Bridge and Oscar Renda, two domestic subsidiaries of Southland LLC, had historically been taxed as separate C-corporation and their income subject to entity-level tax.

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, will elect to file a consolidated corporate income tax return for the 2023 calendar year.

The federal statutory tax rate is 21%.  Southland’s effective tax rate was 52.9% and 22.7% for the three months ended September 30, 2023 and 2022, respectively. The primary differences between the statutory rate and the effective rate for the three months ended September 30, 2023 were due to state income taxes, as well as income earned in a foreign jurisdiction with a zero tax rate; however, that foreign income is included within U.S taxable income through GILTI. The effective tax rate was 50.1% and 24.4% for the nine months ended September 30, 2023 and 2022, respectively. The primary differences between the statutory rate and the effective rate for the nine months ended September 30, 2023 were due to state income taxes, the release of the valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, permanent book to tax difference related to earnouts, and a lower effective rate on overall foreign earnings.

The change in filing structure as a result of the Merger required recording deferred tax assets and liabilities related to entities previously not subject to income tax with $5.1 million being recorded to income tax expense for the nine months ended September 30, 2023. As the Merger did not require acquisition accounting under U.S. GAAP, the recording of these deferred tax assets and liabilities was recorded to current operations in accordance with the requirements under ASC 740.  Additionally, $1.1 million was recorded to income tax expense for the nine months ended September 30, 2023 due to the change in the state effective tax rate applied to both American Bridge and Oscar Renda deferred tax assets and liabilities.

As a result of the new U.S. consolidated filing structure, Southland LLC is in a net deferred tax asset position for both federal and state income tax mainly resulting from the capitalization of R&D expenses under IRC 174 offset by a deferred tax liability for the acceleration of depreciation for income tax purposes as for the three and nine month period ended September 30, 2023. Southland LLC is in a three-year cumulative book income position after adjusting for permanent and one-time items and is forecasting that the net deferred tax assets, are more-likely-than-not to be fully utilized. Therefore, a valuation allowance is not deemed necessary as of September 30, 2023. The valuation allowance related to American Bridge federal and state net deferred tax assets previously recorded at the year ended December 31, 2022 has been removed resulting in a benefit to income tax of $3.8 million recorded in the three months ended March 31, 2023 and no change was recorded to this in the nine months ended September 30, 2023.

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

The following schedule shows the RUPO as of September 30, 2023, and December 31, 2022:

	As of
(Amounts in millions)	September 30, 2023	December 31, 2022
Remaining Unsatisfied Performance Obligations	$2,541	$2,973

The Company expects to recognize approximately 42% of its RUPOs as revenue during the next twelve months, and the balance thereafter.

10.	Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of September 30, 2023, and December 31, 2022, consisted of the following:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Costs in excess of billings	$486,077	$480,825
Costs to fulfill contracts, net	29,284	32,081
Contract assets	$515,361	$512,906

Costs and estimated earnings on uncompleted contracts were as follows as of September 30, 2023, and December 31, 2022:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$7,149,753	$6,874,709
Estimated earnings	450,888	398,917
Costs incurred and estimated earnings	7,600,641	7,273,626
Less: billings to date	(7,299,191)	(6,924,358)
Costs to fulfill contracts, net	29,284	32,081
Net contract position	$330,734	$381,349

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	September 30, 2023	December 31, 2022
Contract assets	$515,361	$512,906
Contract liabilities	(184,627)	(131,557)
Net contract position	$330,734	$381,349

As of September 30, 2023, and December 31, 2022, we had recorded $288.2 million and $260.8 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of September 30, 2023, and December 31, 2022, as follows:

(Amounts in thousands)	September 30, 2023	December 31, 2022
Costs in excess of billings	$190,024	$156,127
Investments	98,224	104,643
Claims asset total	$288,248	$260,770

On January 1, 2022, we had contract liabilities of $111.3 million, of which $14.2 million and $104.9 were recognized as revenue during the three and nine months ended September 30, 2022.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $18.9 million and $118.2 were recognized as revenue during the three and nine months ended September 30, 2023.

11.	Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We owned an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of September 30, 2023, and September 30, 2022.

We owned a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of September 30, 2023, and September 30, 2022.

We consolidated each of Oscar Renda Contracting, Inc., Southland Technicore Mole joint venture, and Southland Astaldi joint venture because of our control of the entity through our ownership percentage over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

12. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.4 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. Accounts payable balance due to this subcontractor was $0.5 million and $0.1 million as of September 30, 2023 and December 31, 2022. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

13. Earnings (Loss) per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2023 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Numerator:
Net income (loss)	$4,791	$(11,376)
Less net income attributable to noncontrolling interests	991	2,314
Net income (loss) attributable to common stockholders, basic and diluted	3,800	(13,690)

Denominator(1):
Weighted average common shares outstanding — basic	47,856,114	46,771,938
Add: Dilutive effect of restricted stock units	15,928	-
Weighted average common shares outstanding — diluted	47,872,042	46,771,938

Net income (loss) per share — basic	$0.08	$(0.29)
Net income (loss) per share — diluted	$0.08	$(0.29)
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

As the average market price of common stock for the three and nine months ended September 30, 2023 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net income (loss) per share as their inclusion would have been antidilutive.

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

Recent Events

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. In the third quarter of 2023, M&P contributed $47.8 million to revenue and ($11.3) million to gross profit. As of September 30, 2023, approximately 11% of Southland’s backlog was in M&P, and Southland estimates this work to be completed within the next two years.

Results of Operations

The following table sets forth summary financial information for the three months ended September 30, 2023 and 2022:

	Three Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Revenue	$312,472	$335,125
Cost of construction	282,943	272,715
Gross profit	29,529	62,410
Selling, general, and administrative expenses	15,247	15,606
Operating income	14,282	46,804
Loss on investments, net	(21)	(100)
Other income, net	2,151	2,292
Interest expense	(6,231)	(2,285)
Income before income taxes	10,181	46,711
Income tax expense	5,390	10,588
Net income	4,791	36,123
Net income attributable to noncontrolling interests	991	924
Net income attributable to Southland Stockholders	$3,800	$35,199

Revenue

Revenue for the three months ended September 30, 2023, was $312.5 million, a decrease of $22.7 million, or 6.8%, compared to the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in revenue in our Transportation segment, partially offset by an increase in revenue in our Civil segment.

Cost of construction

Cost of construction for the three months ended September 30, 2023, was $282.9 million, an increase of $10.2 million, or 3.8%, compared to the three months ended September 30, 2022. The increase was primarily attributable to an $15.7 million increase in our Civil segment, partially offset by a $5.5 million decrease in our Transportation segment.

Gross profit

Gross profit for the three months ended September 30, 2023, was $29.5 million, a decrease of $32.9 million, or 52.7%, compared to the three months ended September 30, 2022. The decrease was primarily attributable to activity related to the M&P business line discussed in the Recent Events section and progress completions in our Transportation segment.

Selling, general, and administrative costs

Selling, general, and administrative costs for the three months ended September 30, 2023, were $15.2 million, a decrease of $0.4 million, or 2.3%, compared to the three months ended September 30, 2022. The decrease was related to a decrease in professional fees of $1.1 million; partially offset by a $0.3 million increase in costs of becoming a public company and $0.6 million increase in salaries.

Loss on investments, net

Loss on investments, net for the three months ended September 30, 2023, was $0.0 million compared to $0.1 million loss on investments, net for the three months ended September 30, 2022.

Interest expense

Interest expense for the three months ended September 30, 2023, was $6.2 million, an increase of $3.9 million, or 172.7%, compared to the three months ended September 30, 2022. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving line of credit compared to the same period in 2022.

Income tax expense

Income tax expense for the three months ended September 30, 2023, was $5.4 million, or an effective rate of 52.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the inclusion of foreign sourced income within U.S. taxable income through GILTI, and the impact of worldwide forecast revisions on the interim calculation under ASC 740.

Income tax expense for the three months ended September 30, 2022, was $10.6 million, or an effective rate of 22.7%. The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

The following table sets forth summary financial information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Revenue	$844,228	$866,627
Cost of construction	829,550	761,549
Gross profit	14,678	105,078
Selling, general, and administrative expenses	47,266	43,395
Operating income (loss)	(32,588)	61,683
Loss on investments, net	(3)	(79)
Other income, net	23,559	936
Interest expense	(13,790)	(6,317)
Income (loss) before income taxes	(22,822)	56,223
Income tax expense (benefit)	(11,446)	13,745
Net income (loss)	(11,376)	42,478
Net income attributable to noncontrolling interests	2,314	1,474
Net income (loss) attributable to Southland Stockholders	$(13,690)	$41,004

Revenue

Revenue for the nine months ended September 30, 2023, was $844.2 million, a decrease of $22.4 million, or 2.6%, compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in revenue in our Transportation segment, partially offset by an increase in revenue in our Civil segment.

Cost of construction

Cost of construction for the nine months ended September 30, 2023, was $829.6 million, an increase of $68.0 million, or 8.9%, compared to the nine months ended September 30, 2022. The increase was primarily attributable to an $9.1 million increase in our Civil segment and an $58.9 million increase in our Transportation segment.

Gross profit

Gross profit for the nine months ended September 30, 2023, was $14.7 million, a decrease of $90.4 million, or 86.0%, compared to the nine months ended September 30, 2022. The decrease was primarily attributable to activity related to the M&P business line discussed in the Recent Events section and progress completions in our Transportation segment.

Selling, general, and administrative costs

Selling, general, and administrative costs for the nine months ended September 30, 2023, were $47.3 million, an increase of $3.9 million, or 8.9%, compared to the nine months ended September 30, 2022. The increase was related to an increase of $1.8 million increase in costs of becoming a public company and $2.6 million increase in salaries; partially offset by $1.3 million decrease in professional fees.

Loss on investments, net

Loss on investments, net for nine months ended was $0.0 million compared to $0.1 million loss on investments, net for the nine months ended September 30, 2022.

Interest expense

Interest expense for the nine months ended September 30, 2023, was $13.8 million, an increase of $7.5 million, or 118.3%, compared to the nine months ended September 30, 2022. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving line of credit compared to the same period in 2022.

Income tax expense (benefit)

Income tax benefit for the nine months ended September 30, 2023, was $11.4 million, or an effective rate of 50.1%. The primary differences from the federal statutory tax rate of 21% was driven by state income taxes, the release of the valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, permanent book to tax difference related to earnouts and GILTI, a lower effective rate on overall foreign earnings, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Income tax expense for the nine months ended September 30, 2022, was $13.7 million, or an effective rate of 24.4%. The primary differences between the statutory rate and the effective rate were due to state income taxes and a valuation allowance recorded on American Bridge’s U.S. and state net deferred tax assets, offset with inclusion of earnings from certain filing entities being taxed as pass-through entities and a lower effective rate on overall foreign earnings.

Segment Results

The following table sets forth segment information for the three months ended September 30, 2023 and 2022:

	Three Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$90,708	29.0%	$71,409	21.3%
Transportation	221,764	71.0%	263,716	78.7%
Total revenue	$312,472	100.0%	$335,125	100.0%

	Three Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$12,465	13.7%	$8,926	12.5%
Transportation	17,064	7.7%	53,484	20.3%
Gross profit	$29,529	9.5%	$62,410	18.6%

Civil

Revenue for the three months ended September 30, 2023, was $90.7 million, an increase of $19.3 million, or 27.0%, compared to the three months ended September 30, 2022. This was primarily attributable to increased revenues of $30.3 million for the three months ended September 30, 2023 versus the same period in 2022, from new projects started in 2023. These increases were offset by decreased revenues of $5.9 million and $5.3 million from a water line project in the Midwest that was completed earlier this year and plant project on the east coast approaching completion, respectively, for the three months ended September 30, 2023 versus the same period in 2022.

Gross profit for the three months ended September 30, 2023, was $12.5 million, or 13.7% of segment revenue, compared to $8.9 million, or 12.5% of segment revenue, for the three months ended September 30, 2022. The primary contributions to the increase of $3.5 million were increased profit of $8.6 million for the three months ended September 30, 2023 versus the same period in 2022, from new projects started in 2023. These increases were offset by decreased profit of $3.7 million and $1.0 million from a water line project in the Midwest that was completed earlier this year and plant project on the east coast approaching completion, respectively, for the three months ended September 30, 2023 versus the same period in 2022.

Transportation

Revenue for the three months ended September 30, 2023, was $221.8 million, a decrease of $42.0 million, or 15.9%, compared to the three months ended September 30, 2022. The decrease was primarily attributable to decreased revenues of $17.1 million as we completed projects in M&P, and $57.3 million as we made progress completing the takeover work related to the American Bridge acquisition, in the three months ended September 30, 2023 versus the same period in 2022. These decreases were offset by increased volume on a project in the Bahamas of $27.5 million in the three months ended September 30, 2023 versus the same period in 2022.

Gross profit for the three months ended September 30, 2023, was $17.1 million, or 7.7% of segment revenue, compared to gross profit of $53.5 million, or 20.3% of segment revenue, for the three months ended September 30, 2022. The primary contributions to the decrease of $36.4 million for the three months ended September 30, 2023 versus the same period in 2022 were decreases in profitability of $3.7 million in M&P, and $29.2 million as we make progress completing the takeover work related to the American Bridge acquisition.

The following table sets forth segment information for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$229,264	27.2%	$221,303	25.5%
Transportation	614,964	72.8%	645,324	74.5%
Total revenue	$844,228	100.0%	$866,627	100.0%

	Nine Months Ended
(Amounts in thousands)	September 30, 2023		September 30, 2022
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$27,137	11.8%	$28,315	12.8%
Transportation	(12,459)	(2.0)%	76,763	11.9%
Gross profit	$14,678	1.7%	$105,078	12.1%

Civil

Revenue for the nine months ended September 30, 2023, was $229.3 million, an increase of $8.0 million, or 3.6%, compared to the nine months ended September 30, 2022. This was primarily attributable to increased revenues of $54.5 million for the nine months ended September 30, 2023 versus the same period in 2022, from new projects started in 2023. These increases were offset by decreased revenues of $5.6 million, $28.1 million, and $15.6 million from a water line project in the Midwest that was completed earlier this year, two plant projects on the east coast approaching completion, and lower activity related to a tunnel project in Texas, respectively, for the nine months ended September 30, 2023 versus the same period in 2022.

Gross profit for the nine months ended September 30, 2023, was $27.1 million, or 11.8% of segment revenue, compared to $28.3 million, or 12.8% of segment revenue, for the nine months ended September 30, 2022. The primary contributions to the decrease of $1.2 million for the nine months ended September 30, 2023 versus the same period in 2022 were decreases in profit contributions of $3.9 million, $4.1 million, and $5.3 million from a water line project in the

Midwest that was completed earlier this year, two plant projects on the east coast approaching completion, and lower activity related to a tunnel project in Texas, respectively. Offsetting these decreases was an increase in profit contribution of $13.0 million from new projects started in 2023.

Transportation

Revenue for the nine months ended September 30, 2023, was $615.0 million, a decrease of $30.4 million, or 4.7%, compared to the nine months ended September 30, 2022. The decrease was primarily attributable to decreased contributions during the nine months ended September 30, 2023, of $88.4 million as we make progress completing the takeover work related to the American Bridge acquisition and $51.2 million from M&P. The decrease was offset by increases for the nine months ended September 30, 2023, versus the same period in 2022, of $85.8 million from a project in the Bahamas and $30.3 million from a new bridge project start in Florida.

Gross loss for the nine months ended September 30, 2023, was $12.5 million, or (2.0%) of segment revenue, compared to gross profit of $76.8 million, or 11.9% of segment revenue, for the nine months ended September 30, 2022. The primary contributions to the decrease of $89.2 million for the nine months ended September 30, 2023, versus the same period in 2022 were decreases of $41.4 million from M&P, and $37.8 million as we make progress completing the takeover work related to the American Bridge acquisition. Offsetting these decreases was an increase in profit contribution of $5.6 million from a new bridge project start in Florida for the nine months ended September 30, 2023 versus the same period in 2022.

Adjusted EBITDA Reconciliation

In our industry, it is customary to manage our business using Adjusted EBITDA. Below is a reconciliation of net income to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss) attributable to Southland Stockholders	$3,800	$35,199	$(13,690)	$41,004
Depreciation and amortization	7,968	11,523	24,704	35,163
Income taxes expense (benefit)	5,390	10,588	(11,446)	13,745
Interest expense	6,231	2,285	13,790	6,317
Interest income	(1,060)	(18)	(1,358)	(29)
EBITDA	22,329	59,577	12,000	96,200
Transaction related costs	—	—	1,594	—
Contingent earnout consideration non-cash expense reversal	—	—	(20,689)	—
Adjusted EBITDA	$22,329	$59,577	$(7,095)	$96,200

Adjusted EBITDA for the three months ended September 30, 2023, decreased to $22.3 million from $59.6 million compared to the three months ended September 30, 2022, due primarily to activity related to the M&P business line discussed in the Recent Events section and the decrease of net income.

Adjusted EBITDA for the nine months ended September 30, 2023, decreased to negative $7.1 million from $96.2 million compared to the nine months ended September 30, 2022, due primarily to activity related to the M&P business line discussed in the Recent Events section and the reversal of contingent earnout consideration.

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

We will receive the proceeds from any exercise of any Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On November 9, 2023, the closing price of our common stock was $5.65 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

For the fiscal year ended December 31, 2022, our revenue was approximately $1,161.4 million, which was below our projected revenue for fiscal year ended December 31, 2022 of $1,520.0 million contained in the Initial Forecasted Financial Information and $1,200.0 million contained in the Updated Forecasted Financial Information, primarily due to the timing of completion of certain projects. For the fiscal year ended December 31, 2022, our EBITDA was approximately $128.3 million, which was below our projected EBITDA for fiscal year ended December 31, 2022 of $135.0 million contained in both the Initial Forecasted Financial Information and the Updated Forecasted Financial Information, primarily due to lower than anticipated revenues due to the timing of completion of certain projects. Our actual revenue and EBITDA being lower than projected revenue and EBITDA had a negative impact on our cash and cash equivalents position. However, we do not believe that it is expected to have a materially adverse impact on our operations or financial position.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
(Amounts in thousands)	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(36,588)	$(70,936)
Net cash used in investing activities	(507)	(311)
Net cash provided by financing activities	11,730	15,695
Effect of exchange rate changes	126	1,834
Net change in cash, cash equivalents, and restricted cash	$(25,239)	$(53,718)

Net cash used in operating activities was $36.6 million during the nine months ended September 30, 2023, compared to $70.9 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the primary differences in cash used in operating activities compared to the nine months ended September 30, 2022, were increases in accounts payable of $27.6 million, increases in contract liabilities of $82.6 million and decreases in contract assets of $68.3 million, which were partially offset by reversal of net income to net loss by $53.9 million and increases in accounts receivables of $45.3 million.

Net cash used in investing activities was $0.5 million during the nine months ended September 30, 2023, compared to $0.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the primary difference in cash used in investing activities compared to the nine months ended September 30, 2022, was an increase in proceeds from sale of fixed assets of $3.6 million, which were partially offset by increases in purchase of fixed assets of $3.1 million and decreases in proceeds from the sale of trading securities of $0.8 million.

Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2023 compared to $15.7 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the primary difference in cash provided by financing activities compared to the nine months ended September 30, 2022, was a decrease of $52.0 million in borrowing on a line of credit, an increase of $8.0 million of payments on line of credit and an increase of $80.7 million of payments on notes payable, which was offset by the $17.1 million in proceeds from the Merger and an increase of $115.2 million in borrowing on notes payable.

As of September 30, 2023, we had long-term debt of $309.1 million, of which $47.8 million is due within the next twelve months.

Revolving Credit Facility

In July 2021, we entered into a revolving credit agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving line of credit was extended through January 15, 2025 and we incurred $0.3 million as deferred financing cost. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of September 30, 2023, $90.0 million was drawn on the revolver, and we had $10.0 million available.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost and $0.6 million as bank service charges in connection with the refinancing. As of September 30, 2023, we had outstanding secured notes scheduled to expire between November 2023 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of September 30, 2023, we had outstanding mortgage notes scheduled to expire between October 2023 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

Equipment OEM Notes

We enter into equipment notes in order to complete certain specialty construction projects. As of September 30, 2023, we did not have any outstanding equipment OEM notes that are collateralized by certain equipment owned by Southland.

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

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,973,886
New contracts, change orders, and adjustments	412,756
Gross backlog	3,386,642
Less: contract revenue recognized in 2023	(845,323)
Balance September 30, 2023	$2,541,319

Backlog should not be considered a comprehensive indicator of future revenue as any of our contracts can be terminated by our customers on relatively short notice, and backlog does not include future work for which we may be awarded or new awards for which we are awaiting an executed contract or authorized notice to proceed. In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, as well as our costs to demobilize from the project site. Our contracts do not typically grant us rights to revenue reflected in backlog. Projects may remain in backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated may not be included within our backlog amount.

Segment Backlog

Below is our Backlog by segment.

Transportation

(Amounts in thousands)	Backlog
Balance December 31, 2022	$2,213,723
New contracts, change orders, and adjustments	356,038
Gross backlog	2,569,761
Less: contract revenue recognized in 2023	(620,673)
Balance September 30, 2023	$1,949,088

Civil

(Amounts in thousands)	Backlog
Balance December 31, 2022	$760,163
New contracts, change orders, and adjustments	56,717
Gross backlog	816,880
Less: contract revenue recognized in 2023	(224,649)
Balance September 30, 2023	$592,231

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, some of our Selling Securityholders acquired the securities being registered for resale pursuant to the prospectus contained in the Registration Statement at prices significantly lower than the per unit purchase price paid by public stockholders in our initial public offering of $10.00 per unit. As a result, despite the decline in the public trading price since our initial public offering, some of the Selling Securityholders may still experience a positive return on investment and may have an incentive to sell shares of our common stock. For example, the Initial Stockholders purchased 5,750,000 shares of common stock prior to our initial public offering at $0.005 per share and subsequently acquired 1,150,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. In addition, EarlyBirdCapital, Inc. acquired 200,000 shares of common stock at $0.0001 per share and subsequently acquired 40,000 additional shares for no additional consideration as a result of a stock dividend of 0.2 shares for each share outstanding. By way of example only, if all 5,750,000 shares of common stock originally issued to the Initial Stockholders were sold at a price of $5.65 per share, which was the closing price of our common stock as reported on NYSE on November 9, 2023, the Initial Stockholders would experience a gain equal to $5.65 per share. Investors in our initial public offering who acquired shares of common stock in connection with the purchase of units at $10.00 per unit would not be expected to experience a similar return on investment.

The Warrants may never be in the money, and may expire worthless.

We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On November 9, 2023, the closing price of our common stock was $5.65 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. There is no way to ensure that the market price of our common stock will exceed the exercise price of the Warrants following the time they become exercisable and prior to their expiration. As a result, the Warrants may expire worthless, and we may not receive any proceeds from the exercise of the Warrants.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 13, 2023

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)