Form 10-K
period 2023-12-31
Southland Holdings, Inc.
filed 2024-03-04
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(817) 293 - 4263

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

As of February 27, 2024, 47,943,861 shares of common stock, par value $0.0001 per share, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $63,097,848 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the NYSE American LLC on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the impact of the novel coronavirus (“COVID-19”) pandemic and its effect on our business and financial condition;
●	Manage risks associated with operational changes in response to the COVID-19 pandemic;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire and protect intellectual property;
●	Meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic and business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of debt markets;
●	Enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any rise in interest rates which would increase our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector to develop to the size or at the rate it expects;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; and
●	Successfully defend claims and litigation.

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

The Merger was accounted for as a reverse recapitalization with Southland LLC as the accounting acquirer and Legato II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Southland and its subsidiaries as if Southland had been the predecessor Company. The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023, will not present share or per share data.

Holders of 25,193,748 shares of Legato II common stock elected to have their shares redeemed in connection with the Business Combination. At the closing of the Business Combination, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”).

Our common stock, par value $0.0001 per share (“Common Stock”), and redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share (“Warrants”), trade on NYSE under the symbols “SLND” and “SLND WS,” respectively.

Part I

Item 1. Business

Overview

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

Customers

Our customers are a mixture of public and private entities. Our public sector includes certain federal agencies, state departments of transportation, local transit authorities, county and city public works departments, and utilities, while our private customers consist largely of the owners of industrial, commercial, and residential sites. The majority of both our public and private customers are located in the United States; however, we have large projects in Canada and the Bahamas, and experience in worldwide markets.

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

Seasonal, Cyclicality, and Variability

The results of our operations are subject to quarterly variations. Much of the variation is the result of weather, particularly heat, wind, snow, ice, rain and named storms, which can impact our ability to perform construction activities. These weather impacts can affect revenue and profitability in either of our business segments. Any quarter can be affected either negatively or positively by atypical weather patterns in any part of North America, or other areas in which we operate. Traditionally, our first quarter is the most weather-affected; however, this may not necessarily be true in future periods. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

Our business may also be affected by overall economic market declines, delays in new projects, changes in client schedules, or for other reasons.

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

Although contract backlog reflects business that we consider to be firm, deferrals, cancellations, or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals, as appropriate.

Fixed price contracts, particularly with federal, state, and local government customers, are expected to continue to represent a majority of our total Backlog.

(Amounts in thousands)
Balance December 31, 2021	$2,218,573
New contracts, change orders, and adjustments	1,892,946
Gross Backlog	4,111,519
Less: contract revenue recognized in 2022	(1,137,634)
Balance December 31, 2022	$2,973,885
New contracts, change orders, and adjustments	1,011,797
Gross Backlog	3,985,682
Less: contract revenue recognized in 2023	(1,150,716)
Balance December 31, 2023	$2,834,966

Construction Costs and Raw Materials

We manage our business to minimize or eliminate exposure to labor and material price increases, including through inflation, in our bids for projects, when possible. Our contracts may contain protections in the case of excessive increases in the cost of either labor or equipment. In our fixed price contracts, we bid with assumptions of increases in wages and prices of raw materials. Frequently, we obtain fixed price quotes from major subcontractors and material suppliers early in our project schedules. Our fixed price contract bids also tend to contain contingencies for inflation or other significant increases. The construction supplies and other materials needed to complete our projects are often available from multiple suppliers which insulates us from being overly reliant on any particular vendor, however this is not always the case.

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

Our operations can be impacted by increases in prices, whether caused by inflation or other economic factors. We attempt to recover anticipated increases in the cost of labor, materials, equipment, and fuel through price escalation provisions in certain contracts and by considering the estimated increases in costs in our bidding on new work. We often seek to get fixed-price bids from subcontractors and suppliers upon signing new contracts to control costs. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, our industry has faced material impacts to profitability due to increased costs. We may incur increased project costs due to increased prices in the future.

Due to the novel coronavirus (“COVID-19”) pandemic and Russia’s invasion of Ukraine, the construction industry has experienced widespread supply chain impacts. Labor costs continue to increase due to shortages of qualified workers. Hiring and retaining our skilled workers continues to be a priority to avoid future potential labor shortages.

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

Our safety team has created an atmosphere of safety at our projects. Our safety directors and site-specific safety managers work together to assess and control potential losses and liabilities both before and during our construction projects. Our safety record is in-line with industry standards.

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

Environmental

Our operations are subject to various federal, state, local, and foreign laws and regulations relating to the environment, including those relating to the Clean Water and Clean Air Acts. In addition, the Environmental Protection Agency (the “EPA”) and other federal, state, local, and international agencies regulate our operations in regards to the handling, transportation and disposal of non-hazardous and hazardous substances and waste, as well as emission and discharges into the environment; including discharges to air, surface water, groundwater, soil, and others.

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

The majority of our revenue was recognized from contracts funded by federal, state, and local government agencies and authorities. Government contracts contain specific procurement regulations, contract provisions, and a variety of other requirements related to formation, administration, project performance, and accounting. These agreements require certification of compliance.

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

Anti-Corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against the Company for issues related to FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Business Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

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

Our workforce was made up of approximately 2,500 employees as of December 31, 2023, of which 600 were salaried and 1,900 were hourly.

Union Workforce.

Several of our subsidiaries are a signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union professions and are subject to renewal periodically. As of December 31, 2023, about 500, or 20%, of our employees were represented by a union. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects.

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

Code of Business Conduct

All of our employees are subject to our Code of Business Conduct, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, and the Anti-Bribery and Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provisions of gifts, entertainment and hospitality, and charitable and political contributions.

Company History and Available Information

The Company was incorporated in on July 14, 2021 as a Delaware corporation for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.  On February 14, 2023, the Company consummated the previously announced merger contemplated by the Merger Agreement, dated as of May 25, 2022 (the “Merger Agreement”), by and among Southland Holdings, Inc. (known prior to February 14, 2023 as Legato Merger Corp. II), Southland Holdings LLC, a Texas limited liability company, and Legato Merger Sub, Inc., a Delaware corporation.  Upon the closing of the transactions contemplated in the Merger Agreement, we changed our name to Southland Holdings, Inc.

Our principal executive offices are located at 1100 Kubota Dr., Grapevine, Texas 76051, and our telephone number is (817) 293-4263. Our Internet address is www.southlandholdings.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange

Act as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. We also make available on our website the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee and our Code of Business Conduct, which applies to all of our employees, including our executive officers. All such information is also available in print and free of charge to any of our stockholders who request it. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC. Additionally, all of our reports filed with the SEC are available via their website at sec.gov.

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

Risks Related to Our Business and Industry

●	We may lose business to competitors through competitive bidding processes.
●	Our Backlog is subject to unexpected adjustments and cancellations.
●	The loss of one or more customers could have an adverse effect on us.
●	We are subject to risks related to government contracts and related procurement regulations.
●	The timing of new contract starts, including delays, cancellations and scope alterations, may result in unpredictable fluctuations in our business.
●	The nature of our contracts subjects us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
●	If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
●	We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.
●	Supply chain interruptions, including availability of materials, products or equipment, may have a negative impact on our ability to complete projects.
●	Some of our contracts have penalties for late completion.
●	If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.
●	We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.
●	Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
●	We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
●	We are dependent upon suppliers and subcontractors to complete many of our contracts.
●	Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.

●	Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.
●	During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.
●	Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations.
●	Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our business.
●	Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.
●	We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.
●	The COVID-19 pandemic has adversely impacted, and could continue to adversely impact, our business, financial condition and results of operations.
●	Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
●	Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.
●	We may be unable to win new contracts if we cannot provide customers with letters of credit or performance or other bonds.
●	It can be difficult and expensive to obtain the insurance we need for our business operations.
●	We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Risks Related to our Securities

●	We are an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
●	An established market for our securities may not be sustained.
●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject our securities to additional trading restrictions.
●	The price of our securities may change significantly, and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or our stockholders in the public market could cause the market price of our securities to decline.
●	If securities analysts do not publish research or reports about our business or if they downgrade our securities or our sector, the price and trading volume of our securities could decline.
●	Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
●	We do not intend to pay dividends for the foreseeable future. As a result, you will be relying solely on the appreciation in value of our securities to achieve a return on your investment.

●	We are a “controlled company” that could take advantage of exemptions to certain corporate governance requirements under NYSE rules in the future.

Risks Relating to Southland’s Business and Industry

We may lose business to competitors through competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other general and specialty contractors, regional, national and international, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology and also puts pressure on profit margins. Some of our competitors may have greater resources which may result in a decrease in new awards, a decrease in profit margins, or both. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins could adversely affect our business.

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

A few customers, including the federal, state and local governments and governmental agencies, comprise a significant portion of our revenue. Our customers may unilaterally reduce, fail to renew or terminate their contracts with us at any time. Some of our contracts may have “termination for convenience” provisions in them. In addition, a significant reduction in government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay projects. The loss of business from a significant customer could have a material adverse effect on our business, financial position and results of operations.

We are subject to risks related to government contracts and related procurement regulations.

Our contracts with federal, state, local and foreign government entities and agencies are subject to various procurement regulations and other requirements relating to their formation, administration and performance. Government contracts expose us to a variety of risks that differ from those associated with private sector contracts. Various statutes to which our operations are subject, including, among others, the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, the Federal Acquisition Regulation and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor’s willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

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

Our ability to generate cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to establish or draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges. In addition, adverse credit and financial market conditions also adversely affect our customers’ and our partners’ borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our customers. These disruptions could materially impact our Backlog and profits. If we extend a significant portion of credit to our customers or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those customers are impacted by factors specific to their geographic industry or region.

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

Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:

●	Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation;
●	Unanticipated technical problems, including design or engineering issues;
●	Inaccurate representations of site conditions and unanticipated changes in the project execution plan;
●	Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;
●	Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;
●	Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;
●	Reliance on historical cost and/or execution data that is not representative of current or future economic and/or execution conditions;
●	Failure to accurately estimate the timing and cost of projects, including due to inflation, supply chain disruption, rising construction costs or unforeseen increases in the cost of labor;
●	Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of import tariffs;
●	Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;
●	Failure to properly assess and update appropriate risk mitigation strategies and measures;

●	Difficulties related to the performance of our customers, partners, subcontractors, suppliers or other third parties;
●	Delays or productivity issues caused by weather; and
●	Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

These and other risks may result in our failure to achieve contractual cost or schedule commitments, safety performance, overall customer satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we, subcontractors, suppliers or other third parties performing work or services on our behalf or supplying equipment or material on our behalf, fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contract for cost impact to the customer, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition or results of operations could be materially and negatively impacted.

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

Our ability to complete projects may be affected by supply chain disruptions. We source input materials, including raw materials, products and/or equipment, from domestic and international suppliers. While we take steps to secure delivery of the raw materials, products, and/or equipment necessary for our business operations, those measures may prove to be inadequate due to supply chain disruptions and may have a negative impact on our ability to complete projects. In some cases, the downstream effect of supply chain issues will be compounded by delays impacting our suppliers.

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

Our ability to perform work and meet customer schedules can be affected by weather conditions such as heat, wind, snow, ice, rain and named storms. Weather may affect our ability to work efficiently and can cause project delays and additional costs. Our ability to negotiate change orders for the impact of weather on a project could impact our profitability. In addition, the impact of weather can cause significant variability in our quarterly revenue and profitability.

Climate change and related environmental issues could have a material adverse impact on us.

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers or projects, has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of cover, legal liability and reputational losses. Further, the risks caused by climate change span across the full spectrum of the industries we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these industries. Our customers could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our customers, including those who (a) are involved in the exploration, production or refining of fossil fuels, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. We cannot predict when or whether any of these legislative proposals may become law or what effect will be on us and our customers.

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

We are subject to laws and regulations enacted by national, regional and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, revocation of operating licenses or permits, injunctive relief or similar remedies, as well as give rise to termination or cancellation rights under our contracts or disqualify from future bidding opportunities, which could be costly to us or limit our ability to operate.

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

The COVID-19 pandemic had created volatility, uncertainty and economic disruption for the Company, our customers, subcontractors and suppliers and the markets in which we do business. The scope and impact of the COVID-19 pandemic continues to evolve, and new strains of the COVID-19 virus have emerged. As a result of the COVID-19 pandemic, we have experienced delays in certain bidding activities and contract awards and also in legal proceedings and settlement discussions where we have claims against project owners or customers. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results. It remains difficult to assess the full impact that the COVID-19 pandemic may have on our business, including the impact of actions that may continue to be taken in response to the pandemic and the impacts that the pandemic will have on our employees, our operating segments and practices, our customers, subcontractors and suppliers and the regions that we serve, or on our financial condition and results of operations as a whole. The full impact depends on many factors that remain uncertain and subject to ongoing volatility, or that are not yet identifiable, and in many cases are out of our control. The COVID-19 pandemic and the volatile economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also aggravate or heighten the risks posed by other risk factors that we have identified herein, which in turn could materially and adversely affect our business, financial condition and results of operations. There may be other adverse consequences to our business, financial condition and results of operations from the spread of COVID-19 that are not presently known or that have not yet become apparent. As a result, we cannot provide any assurance that the COVID-19 pandemic would not have a further adverse impact on our business, financial condition and results of operations.

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

When we acquire a business, we record an asset called “goodwill” for the excess amount we pay for the business over the net fair value of the tangible and identifiable intangible assets of the business we acquire. Under current accounting rules, goodwill and other identifiable intangible assets that have indefinite useful lives cannot be amortized, but instead must be tested at least annually for impairment, while identifiable intangible assets that have finite useful lives are amortized over their useful lives. Significant judgment is required in completing these tests. Any impairment of the goodwill or identifiable intangible assets recorded in connection with could negatively impact our results of operations. In addition, we may enter into various types of investment arrangements, such as an equity interest we hold in a business entity. Equity investments are reviewed for impairment by assessing whether any decline in the fair value of the investment below its carrying value is other than temporary. In making this determination, factors such as the ability to recover the carrying amount of the investment and the inability of the investee to sustain future earnings capacity are evaluated in determining whether an impairment should be recognized.

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

Our ability to service our debt will depend on our future operating performance and financial results, which may be subject to factors beyond our control, including general economic, financial and business conditions. If we do not have sufficient cash flow to service our debt, we may need to refinance all or part of our existing debt, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional debt in the future in the ordinary course of business. Our current debt and any future additional debt we may incur may impose significant operating and financial restrictions on us. A breach of any of these restrictions, including restrictions related to debt covenants, could result in a default. If a default occurs, the relevant lenders could elect to accelerate payments due. If our operating performance declines, or if we are unable to comply with any restrictions, we may need to obtain amendments to our credit agreements or waivers from the lenders to avoid default. These factors could have a material adverse effect on us.

Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.

Our ability to obtain surety bonds depends upon various factors including our capitalization, working capital, past performance, credit rating, tangible net worth, amount of our indebtedness, overall capacity of the surety market and other factors. In order to obtain required bonds, we may be limited in our ability to incur additional indebtedness that may be needed to refinance our existing credit facilities upon maturity, to complete acquisitions and to otherwise execute our business plans.

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

Our international operations require importing and exporting goods and technology across international borders on a regular basis. Our policies mandate strict compliance with U.S. and foreign international trade laws. To the extent we export technical services, data and products outside of the U.S., we are subject to laws and regulations governing international trade and exports. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in federal contracts.

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

Bank failures or intervention by banking regulators with respect to bank closures, legislation or regulation, and reaction to systemic risk assessments in the national and international banking industries may adversely affect our access to capital, which may adversely impact our operational and financial results. Bank failures may cause financial losses where deposits are held in excess of Federal Deposit Insurance Corporation, or other, insured limits. Bank failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our joint venture partners, insurers, sureties, customers, suppliers, or other parties on whom we rely are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.

Risks Relating to Our Securities

We are an “emerging growth company” and it cannot be ascertained whether the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act. As an emerging growth company, we are only required to provide two years of audited financial statements and only two years of related selected financial data and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of its reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. In addition, Section 13(a) of the Exchange Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. We intend to take advantage of the extended transition period for adopting new or revised accounting standards under the JOBS Act as an emerging growth company. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict whether investors will find our Common Stock to be less attractive as a result of any reliance on these exemptions. If some investors find our Common Stock to be less attractive, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile.

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

Further, there is no guarantee that the exemptions described above available under the Exchange Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the Exchange Act, we will incur additional compliance costs, which may impact our financial condition.

An established market for our securities may not be sustained.

An active trading market for our securities may not be sustained. Additionally, as described further below, if our securities become delisted from NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on NYSE or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

The price of our securities may vary significantly due to a variety of reasons including but not limited to recession, shortages of durable and hard goods used at our properties, changes in interest rates, natural disasters and general market or economic conditions. Additionally, the initial stockholders of Legato II (the “Initial Stockholders”) and current and former management control a majority of our shares which will result in limited liquidity of our securities. This could subject our securities to additional volatility.

NYSE may delist Southland’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Southland to additional trading restrictions.

Currently, our Common Stock and Warrants are publicly traded on NYSE. We may be unable to maintain the listing of our securities in the future. In order to continue listing our securities on NYSE, we will be required to maintain certain financial, distribution and stock price levels.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities may be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996 (the “NSMIA”), which is a federal statute that prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on NYSE, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the NSMIA does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our securities were no longer listed on NYSE, they would not be covered securities and would be subject to regulation in each state in which they are offered.

The price of our securities may change significantly, and you could lose all or part of your investment as a result.

The trading price of our securities is likely to be volatile. The stock market recently has experienced volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your securities at an attractive price due to a number of factors, including, but not limited to, the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of our competitors;

●	the impact of the COVID-19 pandemic and its continued effect on our business and financial conditions;
●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of securities generally;
●	strategic actions by us or our competitors;
●	announcements by our competitors of significant contracts, acquisitions, partnerships, other strategic relationships or capital commitments;
●	any significant change in our management;
●	changes in general economic or market conditions or trends in our industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business or industry;
●	future sales of our Common Stock or other securities;
●	investor perceptions or the investment opportunity associated with our securities relative to other investment alternatives;
●	the public’s response to press releases or other public announcements, including our filings with the SEC;
●	litigation or other disputes involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
●	guidance, if any, that we provide to the public, any changes in such guidance or our failure to meet such guidance;
●	the development and sustainability of an active trading market for our securities;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from natural disasters, war, acts of terrorism, epidemics, pandemics or responses to such events.

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

If we or our stockholders sell or indicate an intention to sell substantial amounts of our securities in the public market, the trading price of our securities could decline. In addition, shares underlying any outstanding options and restricted stock units will become eligible for sale if exercised or settled, as applicable, to the extent permitted by the provisions of various vesting agreements and Rule 144 of the Securities Act. All the shares of Common Stock reserved for issuance under our equity incentive plan are registered on Form S-8 under the Securities Act and upon issuance, are eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates. If these shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

The Initial Stockholders and Southland Members are not subject to contractual restrictions regarding the transfer of their shares of Common Stock. The market price of our Common Stock could decline if such holders sell their shares or are perceived by the market as intending to sell them.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, the price and trading volume of our securities could decline.

The trading market for our securities will rely in part on the research and reports that industry or financial analysts publish about the Company or its business.  We have no control over such analysts and their reports relating to our business. In addition, some financial analysts may have limited expertise with our model and operations.  Furthermore, if one or more of the analysts who do cover the Company downgrade our securities or our industry, or the securities of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities could decline. If one or more of these analysts ceases coverage of the Company or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause the price or trading volume of our securities to decline.

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

We are a “controlled company” that could take advantage of exemptions to certain corporate governance requirements under NYSE rules in the future.

We are a “controlled company” within the meaning of the NYSE listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Although we meet the definition of a “controlled company,” we have determined at this time not to take advantage of this designation and comply with all the corporate governance rules applicable to listed companies that are not controlled companies. We may, however, determine to take advantage of these exemptions in the future. If we did, you would not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE.

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

If we do not maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Warrants, holders will only be able to exercise such Warrants on a “cashless basis.”

If we do maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Warrants at the time that holders wish to exercise such Warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the Warrants will be fewer than it would have been had such holder exercised his Warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their Warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Under the terms of that certain Warrant Agreement (the “Warrant Agreement”), dated November 22, 2021, entered into between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company), as warrant agent, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the Warrants until the expiration of the Warrants. However, we cannot provide assurances that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the Warrants may expire worthless.

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

Our Warrants have been issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The Warrant Agreement requires the approval by the holders of at least a majority of the then outstanding Warrants in order to make any change that adversely affects the interests of the registered holders.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to the holders, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the Warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Warrants, we have an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force holders (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of their Warrants.

Our management’s ability to require holders of our Warrants to exercise such Warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our Warrants for redemption, our management will have the option to require any holder that wishes to exercise his Warrant (including any Private Warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We employ risk management, mitigation and prevention strategies based on frameworks provided by the National Institute of Standards and Technology (“NIST”) regulation standards, third party cyber service providers, and common industry practices. These frameworks are applied across all network, hardware, software and communication platforms whether the platform is self-hosted or provided as a service.  We leverage a Risk Assessment Score (“RAS”) based on these standards against any internal networks, platforms, technologies or initiatives as well as any perimeter or connected partner, vendor or third-party service.

Our cyber posture, policies and in-production procedures are designed and developed to manage and minimize risk, threat, or loss to business processing, business objectives and business assets as well as protecting the integrity, confidentiality and personal identifying information (“PII”) of our employees and partners.

Our security team is intentionally comprised of internal personnel with a range of technical, legal and management disciplines as well as external, third-party cyber service providers, auditors and technical consultants. This allows for broader monitoring, objective reporting, controlled policy, decreased recovery time objectives and quicker incident response.

We maintain cybersecurity risk insurance, conduct threat scenario exercises, provide end user cyber awareness and security training, perform regular vulnerability audits and formally report the relevant results, statuses or assessments to our senior management team or other identified key stakeholders.

Governance

Cybersecurity operations generally fall under the discretion of the IT Director, who has 20 years of experience and is certified as a Secure Infrastructure Specialist, Security Specialist, Network Specialist and IT Operations Specialist. Our IT Director regularly communicates with and provides relevant cyber reporting, analysis, statistics and statuses to the Chief Financial Officer, who also has a background in IT and is a Certified Information Systems Auditor.

Our Cyber Incident Response Plan includes direction and formality on what events are immediately reported and to whom.

Our cyber policies are based on NIST and cyber coverage standards, requiring formal written policies, procedures, plans of action, general security plans and regular audits.

The Company’s cybersecurity program, identified events, current and future strategies are presented to the Audit Committee for periodic review. The Audit Committee may choose to present relevant information to our board of directors (the “Board”) as deemed necessary.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations or financial condition. See "Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations" in “Item 1A. Risk Factors.”

Item 2. Properties

Our headquarters is in Grapevine, Texas. We own and lease other facilities throughout the United States and Canada. Our facilities include permanent and temporary office space, equipment yards, storage yards, maintenance facilities, shops, warehouses, training and education facilities, and other permanent and temporary locations as needed in our business, all of which are used by both our Civil and Transportation segments.

Item 3. Legal Proceedings

Legal proceedings are discussed in Note 17 of the Notes to Consolidated Financial Statements and are incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, and Warrants are publicly traded on the NYSE American LLC under the symbols “SLND” and “SLND WS”, respectively.

Holders

As of February 27, 2024, we had 47,943,861 shares of Common Stock issued and outstanding held of record by 1,461 holders. Such numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

Dividends

We have not paid any cash dividends on our Common Stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we incur. We do not anticipate declaring any cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements and certain risks included under the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” sections for a discussion of some of the uncertainties, risks, and assumptions associated with these statements. The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our consolidated balance sheets, statements of cash flows, and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes related thereto which are included in this Annual Report.

Overview

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

We have seen an increase in demand for specialty construction projects in recent years at the federal, state, and local level. We anticipate the further spending on infrastructure related to economic stimulus spending including the Infrastructure Investment and Jobs Act that was passed on 2021, and other federal, state, or local initiatives.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred, respectively, during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective, and complex estimates and judgments by management. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the consolidated financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates.

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

An estimated transaction price can be impacted by numerous items related to variable consideration, including but not limited to: claims, approved and pending changes orders, unpriced change orders, completion incentives, liquidated damages, penalties, and other contractual provisions. An estimated cost at completion may fluctuate based on numerous items, including but not limited to:

●	Complexity in original design,
●	Owner-directed changes,
●	Non-owner directed factors that necessitate change in scope or construction methodology,
●	Differing site conditions,
●	Productivity,
●	Availability and cost of labor, equipment, or materials,
●	Weather,
●	Changes in technology,
●	Governmental or environmental restrictions,
●	Subcontractor and joint venture partner performance,
●	Expected cost of warranties,
●	Insurance costs, and
●	Time to recover, or not recover, additional contract costs.

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

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own Common Stock and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Recent Events

See section titled "Basis of Presentation” discussing the consummation of the Merger.

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. In an effort to wind down this component of its Transportation segment and reallocate resources towards core operations, the Company sold various materials production assets. As a result, the Company recorded unfavorable charges during the year ended December 31, 2023 related to additional expected future costs associated with procuring and transporting materials from third parties. Southland recorded the increased estimated future costs to finish these projects during the year ended December 31, 2023, in accordance with GAAP. For the year ended December 31, 2023, M&P contributed $188.3 million to revenue and $86.6 million in gross loss. The Company has concluded this action with M&P does not qualify for Discontinued Operations treatment and presentation under ASC 205-20 as it does not represent a strategic shift in the Company’s business. As of December 31, 2023, approximately 8.5% of Southland’s Backlog was in M&P, and Southland estimates this work to be substantially completed in the next 18 months.

Results of Operations

The following table sets forth our consolidated statements of operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Revenue	$1,160,417	$1,161,431	$1,279,186
Cost of construction	1,124,603	1,020,497	1,164,998
Gross profit	35,814	140,934	114,188
Selling, general, and administrative expenses	67,195	58,231	58,136
Operating income (loss)	(31,381)	82,703	56,052
Gain (loss) on investments, net	30	(76)	898
Other income, net	23,580	2,204	2,780
Interest expense	(19,471)	(8,891)	(7,255)
Earnings (loss) before income taxes	(27,242)	75,940	52,475
Income tax expense (benefit)	(8,527)	13,290	10,945
Net income (loss)	(18,715)	62,650	41,530
Net income attributable to noncontrolling interests	538	2,108	2,810
Net income (loss) attributable to Southland Stockholders	$(19,253)	$60,542	$38,720

Revenue

Revenue for the year ended December 31, 2023, was $1,160.4 million, a decrease of $1.0 million, or 0.1%, compared to the year ended December 31, 2022. The decrease was primarily attributable to a decrease in revenue of $33.2 million in our Transportation segment primarily due to impacts related to exiting the M&P business line, offset by an increase in revenue of $32.2 in our Civil segment due to new projects starting in 2023.

Revenue for the year ended December 31, 2022, was $1,161.4 million, a decrease of $117.8 million, or 9.2%, compared to the year ended December 31, 2021. The decrease was primarily due to fewer project starts, and more projects nearing substantial completion in 2022 versus 2021.

Cost of construction

Cost of construction for the year ended December 31, 2023, was $1,124.6 million, an increase of $104.1 million, or 10.2%, compared to the year ended December 31, 2022. The increase was primarily attributable to a $26.0 million increase in our Civil segment due to the new projects starting in 2023 and a $78.4 million increase in our Transportation segment related to exiting the M&P business.

Cost of construction for the year ended December 31, 2022, was $1,020.5 million, a decrease of $144.5 million, or 12.4%, compared to the year ended December 31, 2021. The decrease in costs was primarily due to fewer project starts, and more projects nearing substantial completion in 2022 versus 2021.

Gross profit

Gross profit for the year ended December 31, 2023, was $35.8 million, a decrease of $105.1 million, or 74.6%, compared to the year ended December 31, 2022. The decrease was primarily attributable to activity related to the M&P business line discussed in the Recent Events section and progress toward completions in our Transportation segment.

Gross profit for the year ended December 31, 2022, was $140.9 million, an increase of $26.7 million, or 23.4%, compared to the year ended December 31, 2021. This increase was primarily due to an increase in proportionate volume of higher margin projects led by strong operating results in our Transportation segment and negative project adjustments in 2021 that impacted the period over period increase. Our gross margin percentage was 12.1% for the year ended December 31, 2022, compared to 8.9% for the year ended December 31, 2021.

Selling, general, and administrative costs

Selling, general, and administrative costs for the year ended December 31, 2023, were $67.2 million, an increase of $9.0 million, or 15.4%, compared to the year ended December 31, 2022. The increase was primarily driven by a $5.2 million increase in compensation and additional staffing, $1.9 million increase in public company costs, and a $1.9 million increase in bad debt.

Selling, general, and administrative costs for the year ended December 31, 2022, were $58.2 million, an increase of $0.1 million, or 0.1%, compared to the year ended December 31, 2021. The increase, as a percentage of revenue, for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by the costs associated with the merger with Legato Merger Corp. II.

Gain/loss on investments, net

Loss on investments, net for the year ended December 31, 2022, was $0.1 million, a decrease of $1.0 million, or 108%, compared to the year ended December 31, 2021. The decrease was primarily driven by a decrease in our total amount invested within our investment accounts.

Other income, net

Other income, net for the year ended December 31, 2023 was $23.6 million, an increase of $21.4 million, or 969.9%, compared to the year ended December 31, 2022. The increase was primarily driven by a reversal of a non-cash contingent liability due to changes in the likelihood of earnout shares being issued based on 2023 performance.

Other income, net for the year ended December 31, 2022 was $2.2 million, a decrease of $0.6 million, or 20.7%, compared to the year ended December 31, 2021. The decrease was primarily driven by a loss in foreign currency remeasurement due to the decrease in exchange rate in 2022 compared to 2021.

Interest expense

Interest expense for the year ended December 31, 2023, was $19.5 million, an increase of $10.6 million, or 119.0%, compared to the year ended December 31, 2022. The increase is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving credit facility compared to the same period in 2022.

Interest expense for the year ended December 31, 2022, was $8.9 million, an increase of $1.6 million, or 23%, compared to the year ended December 31, 2021. The difference was attributable to increased borrowings and higher interest rates.

Income tax expense (benefit)

Income tax benefit for the year ended December 31, 2023 was $8.5 million, or an effective rate of 31.3%.  The primary differences from the federal statutory rate of 21% were (i) the revocation of Subchapter S-corporation status by Southland and its Qualified Subchapter S Subsidiary group of entities inclusive of Southland Contracting, Johnson Bros, Mole Constructors, Heritage Materials, and Southland RE Properties of $4.8 million, (ii) the benefit from the change in valuation allowance of $3.2 million primarily due to the change in domestic filing structure and the subsequent removal of the valuation allowance on American Bridge Holding Company domestic deferred tax assets, (iii) the benefit from foreign tax rate differences of $5.5 million due to operations in jurisdictions like Canada and the Bahamas with different effective tax rates, and (iv) the permanent inclusion difference of foreign income through Section 951A Global Intangible Low-Taxed Income (GILTI) of $8.2 million net of related deduction.

Income tax expense for the year ended December 31, 2022, was $13.3 million, or an effective rate of 17.6%.  The primary differences from the federal statutory rate of 21% were (i) non-taxable earnings providing a benefit of $2.1 million due to the Subchapter S-Elections by multiple entities which decreased the worldwide effective tax rate by 2.8%, (ii) the utilization of foreign tax credits of $2.5 million from the inclusion of foreign income, (iii) effect of deferred true-ups of $3.6 million, and (iv) the permanent inclusion difference of foreign income through Section 951A GILTI of $3.9 million net of related deduction.

Income tax expense for the year ended December 31, 2021, was $10.9 million, or an effective rate of 20.9%.  The primary differences from the statutory rate of 21% were (i) nondeductible losses with loss of benefit of $12.1 million due to the Subchapter S-Elections by multiple entities which increased the worldwide effective tax rate by 23.0% due to losses incurred on these entities, (ii) a decrease in valuation allowances of $18.7 million due to utilization of deferred tax assets through current operations, and (iii) state income taxes of $3.9 million.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2023, the excise tax on corporate share repurchases is not expected to impact Southland as Southland has no plans for repurchases in the coming year.

Segment Results

	Year Ended
(Amounts in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$337,524	29.1%	$305,324	26.3%	$391,629	30.6%
Transportation	822,893	70.9%	856,107	73.7%	887,557	69.4%
Total revenue	$1,160,417	100.0%	$1,161,431	100.0%	$1,279,186	100.0%

	Year Ended
(Amounts in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$51,686	15.3%	$45,464	14.9%	$40,913	10.4%
Transportation	(15,872)	(1.9)%	95,470	11.2%	73,275	8.3%
Gross profit	$35,814	3.1%	$140,934	12.1%	$114,188	8.9%

Civil

Revenue in our Civil segment for the year ended December 31, 2023, was $337.5 million, an increase of $32.2 million, or 10.5%, compared to the year ended December 31, 2022. This was primarily attributable to increased revenues of $88.7 million for the year ended December 31, 2023, from new projects that substantially started in 2023. These increases were offset by decreased revenues of $15.8 million, $33.7 million, and $11.8 million from a water line project in the Midwest that was completed earlier this year, two plant projects on the east coast approaching completion, and lower activity related to a tunnel project in Texas, respectively, in 2023 versus 2022.

Revenue in our Civil segment for the year ended December 31, 2022, was $305.3 million, a decrease of $86.3 million, or 22%, compared to the year ended December 31, 2021. The decrease was primarily due to decreased activity, as projects approach substantial completion on a wastewater project in Toronto and a water project on the east coast which contributed $49.4 million and $29.7 million less in 2022 versus 2021, respectively.

Gross profit in our Civil segment for the year ended December 31, 2023, was $51.7 million, or 15.3% of segment revenue, compared to $45.4 million, or 14.9% of segment revenue, for the year ended December 31, 2022. The primary contribution to the increase of $6.3 million for the year ended December 31, 2023 was an increase in profit contribution of $25.2 million from new projects that substantially started in 2023. Offsetting this increase were decreases in profit contributions of $9.1 million, $5.3 million, and $4.4 million from a water line project in the Midwest that was completed earlier this year, two plant projects on the east coast approaching completion, and lower activity related to a tunnel project in Texas, respectively, in 2023 versus 2022.

Gross profit in our Civil segment for the year ended December 31, 2022, was $45.4 million, or 14.9% of segment revenue, compared to $40.9 million, or 10.4% of segment revenue, for the year ended December 31, 2021. The difference is attributable to a negative project adjustment, in 2021, on a wastewater project in Toronto, which contributed $4.9 million more in 2022 versus 2021.

Transportation

Revenue in our Transportation segment for the year ended December 31, 2023, was $822.9 million, a decrease of $33.2 million, or 3.9%, compared to the year ended December 31, 2022. The decrease was primarily attributable to decreased contributions during the year ended December 31, 2023, of $106.1 million as we make progress completing the takeover work related to the 2020 American Bridge acquisition and $52.0 million from the M&P business. The decrease was offset by increases in 2023 versus 2022, of $103.7 million from a project in the Bahamas and $21.3 million from a new bridge project start in Florida.

Revenue in our Transportation segment for the year ended December 31, 2022, was $856.1 million, a decrease of $31.5 million, or 3.5%, compared to the year ended December 31, 2021. The decrease was primarily due to a project in Florida and a project in the Pacific Northwest contributing $69.9 million and $24.6 million less, respectively, for the year ended December 31, 2022 versus the year ended December 31, 2021 as these projects approached substantial completion during the year. These decreases were offset by a project in the Bahamas producing $70.4 million more for the year ended December 31, 2022 versus the year ended December 31, 2021 as the project activity increased according to its construction schedule.

Gross loss in our Transportation segment for the year ended December 31, 2023, was $15.9 million, or (1.9)% of segment revenue, compared to $95.5 million gross profit, or 11.2% of segment revenue, for the year ended December 31, 2022. The primary contributions to the decrease of $111.4 million in 2023 versus 2022, were decreases of $50.2 million from M&P, and $46.0 million as we make progress completing the takeover work related to the 2020 American Bridge acquisition.

Gross profit in our Transportation segment for the year ended December 31, 2022, was $95.5 million, or 11.2% of segment revenue, compared to $73.3 million, or 8.3% of segment revenue, for the year ended December 31, 2021. The difference is attributable to the same projects that drove the differences in revenues in 2022 versus 2021. These projects contributed $17.4 million more gross profit for the year ended December 31, 2022 versus the year ended December 31, 2021.

Key Business Metrics

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that the non-GAAP financial information may be helpful in assessing our operating performance and facilitates an alternative comparison among fiscal periods. The non-GAAP financial measures are not, and should not be viewed as, a substitute for GAAP reporting measures.

EBITDA and Adjusted EBITDA

In our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). EBITDA assists management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations.

Additionally, it is also customary to manage our business using Adjusted EBITDA. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may have future activities similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net income (loss) to Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business. Below is a reconciliation of net income to Adjusted EBITDA.

	Year ended
(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net income (loss) attributable to Southland Stockholders	$(19,253)	$60,542	$38,720
Depreciation and amortization	30,529	45,697	47,468
Income taxes (benefit)	(8,527)	13,290	10,945
Interest expense	19,471	8,891	7,255
Interest income	(1,143)	(172)	(47)
EBITDA	21,077	128,248	104,341
Transaction related costs	1,594	—	—
Contingent earnout consideration non-cash expense reversal	(20,689)	—	—
Adjusted EBITDA	$1,982	$128,248	$104,341

Adjusted EBITDA for the year ended December 31, 2023, decreased by $126.3 million, or 98.5%, compared to the year ended December 31, 2022, due primarily to activity related to the M&P business line discussed in the Recent Events section and the decrease of net income.

Adjusted EBITDA for the year ended December 31, 2022, increased by $23.9 million, or 22.9%, compared to the year ended December 31, 2021, due primarily to increased gross profit as discussed in the Civil and Transportation segment discussion.

Backlog

We define Backlog as a measure of the total amount of revenue remaining to be earned on projects that have been awarded. We only include a project in our Backlog once we have an executed contract, or authorized “Notice to Proceed.” As a result, we believe our Backlog is firm, although cancellations or scope adjustments may occur.

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

In connection with the closing of the Business Combination, holders of 25,296,280 shares of Common Stock, or 91.7% of the shares with redemption rights, exercised their right to redeem their shares at a redemption price of $10.30 per share. As a result, a substantial portion of the cash proceeds from our initial public offering we received in connection with the Business Combination were not available to us after giving effect to the Business Combination. Prior to the closing of the Business Combination, we planned to use the cash acquired in the Business Combination (i) to fund organic growth with increased working capital, (ii) to fund future potential acquisitions, and (iii) for general corporate needs including paying down debt. In light of the high level of redemptions, we may seek cash from (x) increasing institutional borrowings or increase the amount of our revolving credit facility, (y) selling off unused or underutilized construction assets, or (z) expediting or sale our claim settlements. However, we do not believe that the limited cash proceeds received in connection with the Business Combination will have a materially adverse impact on our operations or financial position.

We will receive the proceeds from any exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On February 27, 2024, the closing price of our Common Stock was $4.70 per share. To the extent the market price of our Common Stock remains below the Warrant exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, amounts available to us under the revolving credit facility agreement, and other financing will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions and our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our revolving credit facility agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever conditions are favorable to us. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the years ended December 31, 2023, December 31, 2022, and December 31, 2021:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net cash used in operating activities	$(10,264)	$(66,202)	$(90,573)
Net cash provided by (used in) investing activities	4,488	5,562	(8,499)
Net cash provided by financing activities	(2,590)	20,135	30,604
Effect of exchange rate changes	195	1,254	(686)
Net change in cash, cash equivalents, and restricted cash	$(8,171)	$(39,251)	$(69,154)

Net cash used in operating activities was $10.3 million during the year ended December 31, 2023, compared to $66.2 million and $90.6 million for the years ended December 31, 2022, and December 31, 2021, respectively. During the year ended December 31, 2023, the primary drivers in the $10.3 million in cash used in operating activities were increases in accounts payable of $46.6 million and increases in contract liabilities of $61.8 million which were partially offset by increases in accounts receivables of $49.0 million, increases in contract assets of $42.9 million, net loss of $18.8 million and increases in earnings from equity method investments of $7.7 million. During the year ended December 31, 2022, and in addition to net income of $62.7 million, the primary driver in cash used in operating activities comes from a $138.7 million increase in contract assets that represents the timing difference between recognizing revenue and billing the customer. This was partially offset by a $20.0 million increase in contract liabilities and an amortization and depreciation amount of $45.7 million. During the year ended December 31, 2021, the primary driver in cash used in operating activities comes from a $188.7 million decrease in contract liabilities. This was primarily related to the contract liabilities assumed by Southland as part of the 2020 American Bridge acquisition. This was partially offset by an increase to $26.4 million in accounts payable and accrued expenses and an increase in depreciation and amortization to $47.5 million.

Net cash provided by (used in) investing activities was $4.5 million, $5.6 million, and ($8.5) million during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. During the year ended December 31, 2023, the primary drivers in the $4.5 million in cash provided by investing activities were proceeds from sale of property and equipment of $8.8 million and distributions received from subsidiaries of $7.0 million which were partially offset by an increase in purchase of property and equipment of $10.8 million. Net cash provided by investing activities for the year ended December 31, 2022 was driven primarily by the purchase of property and equipment, which contributed ($4.8) million, and proceeds from the sale of property and equipment, which contributed $10.1 million. Similarly for the year ended December 31, 2021, the net cash used in investing activities was driven primarily by the purchase of property and equipment, which contributed ($18.8) million, and proceeds from the sale of property and equipment, which contributed $11.3 million.

Net cash provided by (used in) financing activities was ($2.6) million, $20.1 million, and $30.6 million, respectively, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. During the year ended December 31, 2023, the primary drivers in the $2.6 million cash used in financing activities was $13.0 million of payments on the revolving credit facility, $123.7 million of payments on notes payable and $4.8 million of payments on finance leases which were offset by $8.0 million in borrowing on a revolving credit facility, $115.2 million in borrowing on notes payable and $17.1 million in proceeds from the Merger. For the year ended December 31, 2022, the primary driver was borrowings on the revolving credit facility for $75.0 million and payments on notes payable for $42.9 million. For the year ended December 31, 2021, the primary driver was borrowings of $206.2 million in new borrowings on notes payable and $67.0 million in borrowing on the revolving credit facility, which was partially offset by payments on notes payable of $153.6 million and repayments of $82.0 million on the revolving credit facility.

As of December 31, 2023, we had long-term debt of $300.4 million, of which $48.5 million is due within the next twelve months. In February 2024, the Company amended the revolving credit facility to restructure certain covenant levels. We are currently in compliance with all applicable debt covenants, as amended or waived.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million as deferred financing cost. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of December 31, 2023, $90.0 million was drawn on the revolver, and we had $10.0 million available.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we completed a routine refinancing of approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which is included in other income, net on our consolidated statements of operations. As of December 31, 2023, we had outstanding secured notes scheduled to expire between February 2024 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%.

Mortgage Notes

We enter mortgage notes in order to finance growth within our business. As of December 31, 2023, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

OEM Notes

We enter into Original Equipment Manufacturer (“OEM”) notes in order to finance growth within our business. As of December 31, 2023, we did not have any outstanding OEM notes that are collateralized by equipment.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2023, include:

●	Debt obligations of $300.9 million (of which $48.5 million are due in 2024). See Note 10 of the Notes to the Consolidated Financial Statements for further detail about our debt and the timing of expected future principal payments.
●	Finance lease obligations of $7.4 million (of which $5.4 million are due in 2024) and operating lease obligations of $12.8 million (of which $9.1 million are due in 2024). See Note 11 of the Notes to the Consolidated Financial Statements for further detail about our lease obligations and the timing of expected future payments.
●	Amounts payable to Southland Members of $47.3 million (of which none is due in 2024). See Note 23 of the Notes to the Consolidated Financial Statements for further detail about the timing of expected future payments.

Backlog

We define Backlog as a measure of the total amount of revenue remaining to be earned on projects that have been awarded. We only include a project in our Backlog once we have an executed contract, or authorized “Notice to Proceed.” As a result, we believe our Backlog is firm, although cancellations or scope adjustments may occur.

In our industry, Backlog is an indicator of future revenue streams for work that has been awarded but not completed. We define Backlog as anticipated revenue from the uncompleted portion of existing contracts and therefore can be estimated.

(Amounts in thousands)
Balance December 31, 2021	$2,218,573
New contracts, change orders, and adjustments	1,892,946
Gross Backlog	4,111,519
Less: contract revenue recognized in 2022	(1,137,634)
Balance December 31, 2022	$2,973,885
New contracts, change orders, and adjustments	1,011,797
Gross Backlog	3,985,682
Less: contract revenue recognized in 2023	(1,150,716)
Balance December 31, 2023	$2,834,966

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

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2021	$523,095
New contracts, change orders, and adjustments	541,653
Gross Backlog	1,064,748
Less: contract revenue recognized in 2022	(304,585)
Balance December 31, 2022	$760,163
New contracts, change orders, and adjustments	199,372
Gross Backlog	959,535
Less: contract revenue recognized in 2023	(325,077)
Balance December 31, 2023	$634,458

Transportation

(Amounts in thousands)
Balance December 31, 2021	$1,695,478
New contracts, change orders, and adjustments	1,351,293
Gross Backlog	3,046,771
Less: contract revenue recognized in 2022	(833,049)
Balance December 31, 2022	$2,213,722
New contracts, change orders, and adjustments	812,425
Gross Backlog	3,026,147
Less: contract revenue recognized in 2023	(825,639)
Balance December 31, 2023	$2,200,508

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is submitted as a separate section in the index on page F-1 of this Annual Report on Form 10-K.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated the effectiveness of Southland’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Following this review and evaluation, our management determined that as of the end of the period covered by this Annual Report on Form 10-K, Southland’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statements preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes our consolidated subsidiaries.

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2023. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of Southland’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2023. Based on this evaluation, management believes that, as of December 31, 2023, Southland’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Identification of Directors and Executive Officers

Our current directors and executive officers are set forth below:

Name	Age	Position
Brian Pratt	71	Chairman (Class II Director)
Frank Renda	47	Class III Director; President and Chief Executive Officer
Tim Winn	47	Class III Director; Co-Chief Operating Officer and Executive Vice President
Gregory Monahan	50	Class III Director
Izzy Martins	52	Class II Director
Kyle Burtnett	47	Class I Director
Mario Ramirez	57	Class I Director
Cody Gallarda	37	Chief Financial Officer, Executive Vice President and Treasurer
Rudy V. Renda	46	Co-Chief Operating Officer and Executive Vice President - Strategy and Special Projects

Background Information

Brian Pratt

Brian Pratt has served as a member of the Board and Non-Executive Chairman of the Board since November 2021. Mr. Pratt serves as Non-Executive Chairman of the board of directors of Legato Merger Corp. III. Mr. Pratt served as Non-Executive Chairman of the board of directors of Legato Merger Corp. from August 2020 until its merger with Algoma Steel Group Inc. (“Algoma”) in October 2021. Mr. Pratt served as Chairman of Primoris Services Corp (“Primoris”) from July 2008 until May 2019 and as a director on the Primoris board of directors from July 2008 to February 2020. He served as Primoris’ President and Chief Executive Officer from July 2008 to October 25, 2015. Mr. Pratt has been managing his personal investments since leaving Primoris. From 1983 through July 2008, he served as the President, Chief Executive Officer and Chairman of the board of directors of Primoris’ predecessor entity, ARB, Inc. Mr. Pratt has over 35 years of hands-on operations and management experience in the construction industry. Mr. Pratt completed four years of courses in Civil Engineering at California Polytechnic College in Pomona, California.

Frank Renda

Frank Renda has served as President and Chief Executive Officer of the Company since the consummation of the Business Combination. Mr. Renda is responsible for identifying and establishing all necessary initiatives to achieve short-term and long-term corporate goals. He has nearly 30 years of experience across various disciplines within the construction industry and has spent the last 20 years as the CEO of Southland LLC. He has combined his operational background, industry knowledge, and M&A expertise to grow the Southland family of companies to well over $1B in annual revenues, with operations throughout North America. Mr. Renda earned his B.S. in Finance from Texas Tech University.

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

Gregory Monahan

Gregory Monahan has served as a member of the Board since November 2021. He also served as Legato II’s Chief Executive Officer from November 2021 until the consummation of the Business Combination in February 2023. Mr. Monahan has served as a Senior Managing Director of Crescendo Partners, L.P., a New York-based investment firm, since 2005, the Portfolio Manager of Jamarant Capital, L.P., a private investment partnership, since January 2016 and the Chief Executive Officer of Legato Merger Corp. III since February 2023. Mr. Monahan previously co-founded Bind Network Solutions, a consulting firm formed in 1998 which was focused on network infrastructure and security. Mr. Monahan currently serves on the board of directors of Legato Merger Corp. III. From December 2012 to August 2023, Mr. Monahan served on the board of directors of Absolute Software Corp, a provider of security and management for computer and ultra-portable devices. Mr. Monahan also served as a director of Primo Water Corporation, a leading pure-play water solutions provider from June 2008 to May 2023; BSM Technologies, a commercial fleet telematics provider from Jun 2016 to May 2019; COM DEV International, a designer and manufacturer of space hardware from April 2013 to April 2016; ENTREC Corporation, a crane and heavy haul transportation company from May 2015 to May 2016; SAExploration Holdings, a geophysical services company offering seismic data acquisition services to the oil and gas industry from June 2013 to July 2016; O’Charley’s Inc., a multi-concept restaurant company from March 2008 to April 2012; and Bridgewater Systems, a telecommunications software provider from May 2009 to August 2011. Mr. Monahan earned a Bachelor of Science degree in Mechanical Engineering at Union College and an MBA from Columbia Business School. Mr. Monahan is NACD Directorship Certified®

Izzy Martins

Izzy Martins has served as a member of the Board since the consummation of the Business Combination in February 2023. Ms. Martins currently serves as Executive Vice President and CFO of Avis Budget Group, Inc. (“Avis”)  since January 2024. Ms. Martins has also served as Executive Vice President of Avis from June 2020 to December 2023 after assuming the responsibilities associated with this role on an interim basis in January 2020. Previously, Ms. Martins held various strategic and financial roles with Avis, including Senior Vice President and Chief Financial Officer, Americas from May 2014 through December 2019, Senior Vice President and Acting Chief Accounting Officer from November 2010 through May 2014 and Vice President of Tax from August 2006 through November 2010. Ms. Martins was Avis’s Director of Tax Planning and Mergers & Acquisitions of Cendant Corporation (as the company was formerly known) from November 2004 through August 2006. Prior to joining Avis, Ms. Martins was associated with Deloitte & Touche LLP for seven years. Ms. Martins earned a Bachelor of Science degree in Accounting and a Juris Doctor from Seton Hall University.

Kyle Burtnett

Kyle Burtnett has served as a member of the Board since the consummation of the Business Combination in February 2023. Mr. Burtnett serves as Chief Executive Officer of Headlands Research. Mr. Burtnett has also served as the President of GI Alliance, the largest physician-led network of gerontology providers, from November 2020 to June 2023. Prior serving as President of GI Alliance, Mr. Burtnett served as the Chief Operating Officer of Conifer Health Solutions, Inc. (“Conifer”) between October 2017 and June 2020. Mr. Burtnett also served as the interim Chief Executive Officer of Conifer during his tenure with the company and was involved in leading Conifer through its spinoff from Tenet Healthcare Solutions, Inc. Mr. Burtnett previously served as President, Ambulatory Services and Chief Integration Officer for Tenet’s United Surgical Partners International (“USPI”) subsidiary from June 2015 to October 2017. Prior to USPI, Mr. Burtnett served as Senior Vice President of Tenet’s Outpatient Services Division. He held numerous positions with Tenet from August 2003 to June 2015. Mr. Burtnett earned a Bachelor of Science degree in Management from the U.S. Air Force Academy and an MBA from the University of Southern California, Marshall School of Business.

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

Cody Gallarda

Cody Gallarda has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since the consummation of the Business Combination.  Mr. Gallarda has more than 15 years of experience in leading and developing finance, accounting, IT, and HR functions while overseeing various strategic initiatives. Prior to joining Southland LLC, he spent more than ten years with Primoris Services Corp., a publicly traded infrastructure firm. Mr. Gallarda is a Certified Public Accountant licensed in Texas and holds a Master of Legal Studies degree from Texas A&M University, an M.S. in Accounting from the University of Texas at Dallas, an MBA from California State University, Fullerton, and a B.S. in Business Administration and Technology from California Baptist University.

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

Committees of the Board

The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, each of which is governed by a charter. The charters for these committees are posted on our website, www.southlandholdings.com.

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

The functions of the Audit Committee include, among other things:

●	evaluating the performance, independence and qualifications of the Company’s independent auditors and determining whether to retain the Company’s existing independent auditors or engage new independent auditors;
●	reviewing the Company’s financial reporting processes and disclosure controls;
●	reviewing and approving the engagement of the Company’s independent auditors to perform audit services and any permissible non-audit services;
●	reviewing the adequacy and effectiveness of the Company’s internal control policies and procedures, including the responsibilities, budget, staffing and effectiveness of the Company’s internal audit function;
●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by the Company;
●	obtaining and reviewing at least annually a report by the Company’s independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
●	monitoring the rotation of partners of the Company’s independent auditors on the Company’s engagement team as required by law;
●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of the Company’s independent auditor;
●	reviewing the Company’s annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s periodic reports filed with the SEC and discussing the statements and reports with the Company’s independent auditors and management;
●	reviewing with the Company’s independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy and effectiveness of the Company’s financial controls and critical accounting policies;
●	reviewing with management and the Company’s auditors any earnings announcements and other public announcements regarding material developments;
●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, auditing or other matters;

●	preparing the report that the SEC requires in the Company’s annual proxy statement;
●	reviewing and providing oversight of any related party transactions in accordance with the Company’s related party transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including the Company’s Code of Business Conduct;
●	reviewing the Company’s major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented;
●	overseeing the Company’s cybersecurity programs; and
●	reviewing and evaluating on an annual basis the performance of the Audit Committee and the Audit Committee Charter.

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

The functions of the Compensation Committee include, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of the Company’s executive officers;
●	reviewing and approving performance goals and objectives relevant to the compensation of the Company’s executive officers and assessing their performance against these goals and objectives;
●	making recommendations to the Board regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;
●	reviewing and making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to Company non-employee Board members;
●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;
●	administering the Company’s equity incentive plans, to the extent such authority is delegated by the Board;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements and any other material arrangements for the Company’s executive officers;
●	reviewing with management the Company’s compensation disclosures in the Company’s periodic reports or proxy statements filed with the SEC, to the extent such caption is included in any such report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in the Company’s annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the Compensation Committee and recommending such changes as deemed necessary with the Board.

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

Nominating and Governance Committee

Mr. Ramirez currently serves as the chair and a member of the Nominating and Governance Committee, along with Mr. Monahan and Mr. Pratt also serving as members. All three members of the Nominating and Governance Committee meet NYSE independence requirements. The Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of the Board. The Nominating and Corporate Governance Committee is responsible for evaluating the composition, size and governance of the Board and its committees and making recommendations regarding future planning and the appointment of directors to the committees, establishing a policy for considering stockholder nominees to the Board, reviewing the corporate governance principles and making recommendations to the Board regarding possible changes; and reviewing and monitoring compliance with the Company’s Code of Business Conduct.

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

Code of Business Conduct

Following the closing of the Business Combination, we adopted an Amended and Restated Code of Business Conduct that applies to our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of the Code of Business Conduct is posted on our website, www.southlandholdings.com. We will provide a copy of the Code of Business Conduct without charge upon request. We intend to disclose future amendments to, or waivers of, the Code of Business Conduct, as and to the extent required by SEC regulations, on our website identified above or in public filings.

Family Relationships

Frank Renda and Rudy V. Renda are first cousins.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings or any judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the last ten years.

Item 11. Executive Compensation

This section discusses the executive compensation for Southland’s named executive officers (“NEOs”). In 2023, the NEOs and their positions with Southland were as follows:

●	Frank S. Renda, President and Chief Executive Officer
●	Tim Winn, Co-Chief Operating Officer and Executive Vice President
●	Rudy V. Renda, Co-Chief Operating Officer and Executive Vice President – Strategy and Special Projects
●	Cody Gallarda, Chief Financial Officer, Executive Vice President and Treasurer.

Summary Compensation Table

The following table sets forth information with respect to the compensation of Southland’s NEOs for the fiscal years ended December 31, 2023, 2022 and 2021.

					All other
Name	Year	Salary	Bonus(1)	Stock Awards(2)	compensation(3)	Total
Frank S. Renda	2023	$596,600	$207,000	$—	$98,351	$901,951
President and Chief Executive	2022	$299,840	$200,000	$—	$5,558	$505,398
Officer	2021	$299,840	$—	$—	$7,517	$307,357
Tim Winn	2023	$463,907	$292,000	$—	$202,586	$958,493
Co-Chief Operating Officer	2022	$350,684	$200,000	$—	$26,000	$576,684
Executive Vice President	2021	$350,684	$—	$—	$21,888	$372,572
Rudy V. Renda	2023	$463,907	$292,000	$—	$33,189	$789,096
Co-Chief Operating Officer and	2022	$247,840	$200,000	$—	$21,312	$469,152
Executive Vice President	2021	$247,840	$—	$—	$20,940	$268,780
Cody Gallarda	2023	$388,462	$256,000	$1,549,597	$52,565	$2,246,624
Chief Financial Officer, Executive	2022	$300,000	$270,000	$—	$25,400	$595,400
Vice President and Treasurer	2021	$285,577	$270,000	$—	$19,292	$574,869
(1)	Represents a discretionary performance bonus.
(2)	Amount represents the aggregate grant date fair value of the equity awards granted and is calculated in accordance with FASB ASC Topic 718.
(3)	Represents vehicle allowances, reimbursement of certain personal expenses and Southland contributions to 401(k)-Profit Sharing Plan.

Narrative Disclosure to Summary Compensation Table

Base Salaries

The NEOs received their respective base salaries to compensate them for services rendered to Southland. The base salary payable to each NEO was intended to provide a market competitive level of fixed compensation reflecting the applicable NEO’s skill set, experience, role and responsibilities. Due to proration, the salaries disclosed below do not match the salaries in the summary compensation table above. For the fiscal year ended December 31, 2023, the respective annual base salaries of Southland’s NEOs were as follows:

Name	Base Salary
Frank S. Renda	$650,000
Tim Winn	$500,000
Rudy V. Renda	$500,000
Cody Gallarda	$400,000

Cash Bonus

Southland’s NEOs are entitled to receive annual cash bonuses. Payments of the annual cash bonuses are discretionary and not based on any specific performance milestones or financial achievements. Any cash bonuses paid to the Chief Executive Officer are approved by the Compensation Committee and any cash bonuses paid to the other NEOs are approved by the Chief Executive Officer and the Compensation Committee. For the fiscal year ended December 31, 2023, the total discretionary cash bonuses earned by Southland’s NEOs were as follows:

Name	Percentage of Base Salary	Bonus Amount
Frank S. Renda	31.8%	$207,000
Tim Winn	58.4%	$292,000
Rudy V. Renda	58.4%	$292,000
Cody Gallarda	64.0%	$256,000

Equity Compensation

On February 14, 2023, the Company issued 173,333 restricted stock units to Mr. Gallarda pursuant to an award under the Company’s 2022 Equity Incentive Plan. The restricted stock units will vest over a two-year period, with one-half (1/2) of the shares vesting on February 14, 2024 and the remaining shares vesting on February 14, 2025, based on Mr. Gallarda’s continuous employment with the Company or an affiliate. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as applicable.

Other Elements of Compensation

Retirement Plans. Southland maintains a 401(k)-Profit Sharing Plan for its employees, including NEOs, who satisfied certain eligibility requirements. NEOs were eligible to participate in the 401(k)-Profit Sharing Plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax or after tax basis through contributions to the plans, which have discretionary match features.

For the fiscal year ended December 31, 2023, the total discretionary contributions made in favor of Southland’s NEOs were as follows:

Name	Year	401(k) company-matching contributions ($)	Car allowance and reimbursement of personal expenses	Total All other compensation
Frank S. Renda	2023	$6,281	$92,070	$98,351
	2022	$5,558	$—	$5,558
	2021	$7,517	$—	$7,517
Tim Winn	2023	$11,600	$190,986	$202,586
	2022	$11,600	$14,400	$26,000
	2021	$7,488	$14,400	$21,888
Rudy V. Renda	2023	$7,637	$25,552	$33,189
	2022	$6,912	$14,400	$21,312
	2021	$6,540	$14,400	$20,940
Cody Gallarda	2023	$11,600	$40,965	$52,565
	2022	$11,600	$13,800	$25,400
	2021	$8,492	$10,800	$19,292

Health/Welfare Plans. All of Southland’s full-time employees, including NEOs, were eligible to participate in its health and welfare plans, including, but not limited to, medical, dental and vision benefits, short-term and long-term disability insurance and life insurance.

Car Allowance. NEOs are entitled to receive annual car allowances. For the fiscal year ended December 31, 2023, Mr. Winn, Mr. Rudy Renda and Mr. Gallarda received an annual car allowance of $17,700. Mr. Frank Renda received an annual car allowance of $16,500.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2023:

	Number of Shares	Market Value
	or Units of Stock	of Shares or Units
	that Have Not	of Stock that Have
	Vested	Not Vested
Name	(#)	($)(1)
Cody Gallarda	173,333	894,398
(1)	Reflects the fair market value of a share as of December 31, 2023, which was determined based on the last reported closing price of our common stock on such date ($5.16) multiplied by the number of restricted stock units.

Executive Employment Agreements

Each of Messrs. Frank Renda, Tim Winn, Rudy Renda, and Cody Gallarda have entered into employment agreements with the Company (the “Employment Agreements”). The Employment Agreements generally provide for at-will employment and each executive’s annual base salary, eligibility to receive an annual cash performance bonus, eligibility to receive equity grants pursuant to the Company’s equity plans and eligibility to participate in the Company’s benefit plans.

The annual base salary of each executive, and such executive’s annual cash performance bonus, are expected to be reviewed annually by the Company. Mr. Frank Renda’s Employment Agreement provides for an initial annual base salary of $650,000. Mr. Winn’s Employment Agreement provides for an initial annual base salary of $500,000. Mr. Rudy

Renda’s Employment Agreement provides for an initial annual base salary of $500,000. Mr. Gallarda’s Employment Agreement provides for an initial annual base salary of $400,000. Each executive’s Employment Agreement provides for an annual cash performance bonus that is targeted, but not guaranteed, to be between 80% and 200% of such executive’s annual base salary for that particular year.

The Employment Agreements also restrict Messrs. Frank Renda, Tim Winn, and Rudy Renda’s ability to sell more than a certain percentage of his total, aggregate equity holdings in the Company or any of the Company’s affiliates during any calendar year. Each executive officer is subject to certain restrictive covenants, including but not limited to confidentiality, non-disclosure and non-solicitation covenants under his Employment Agreement.

Further, the Employment Agreements provide for the following payments upon termination of an executive’s employment, including in connection with a change in control:

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

Director Compensation

During the year ended December 31, 2023, our non-employee directors received compensation for their service as directors. Mr. Renda and Mr. Winn received no compensation for their service on our board and only received compensation for their service as officers of the Company.

Our non-employee director compensation program consisted of an annualized retainer of $15,000 in cash for each non-employee director. This totaled a cash retainer paid of $7,500 to each non-employee director. Additionally, each non-employee director was granted 7,174 RSUs on November 7, 2023.

The following table sets forth total compensation awarded to or earned by each of our non-employee directors during the fiscal year ended December 31, 2023:

	Fees Earned
	Or Paid In	Stock
Name	Cash(1)	Awards(2)	Total
Brian Pratt	$7,500	$42,614	$50,114
Izzy Martins	$7,500	$42,614	$50,114
Greg Monahan	$7,500	$42,614	$50,114
Kyle Burtnett	$7,500	$42,614	$50,114
Mario Ramirez	$7,500	$42,614	$50,114
(1)

In 2023, our non-employee director compensation program consisted of an annualized retainer of $15,000 in cash for each non-employee director. This totaled a cash retainer paid of $7,500 to each non-employee director.

(2)	On November 7, 2023, each non-employee director was granted 7,174 RSUs, which had a grant date fair value of $42,614 in RSUs, as determined in compliance with ASC 718.

In each subsequent year, the Compensation Committee will determine the non-employee director compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to us regarding the beneficial ownership of Common Stock as of February 27, 2024, by:

●	each person who is known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock;
●	each of our current executive officers and directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership of Common Stock is based on 47,943,861 shares of Common Stock issued and outstanding as of February 27, 2024.

Name and Address of Beneficial Owner(1)	Number of shares of Common Stock	%
Gregory Monahan(2)	624,348	1.3
Brian Pratt(3)	2,484,164	5.2
Frank S. Renda(4)	24,386,364	50.8
Tim Winn(5)	3,347,671	7.0
Rudy V. Renda(6)	6,981,196	14.6
Cody Gallarda	52,877	*
Mario Ramirez	8,774	*
Izzy Martins	7,174	*
Kyle Burtnett	7,174	*
All Directors and Executive Officers of the Company as a Group (9 Individuals)	37,899,742	79.0

Five Percent Holders
Frank S. Renda(4)	24,386,364	50.8
Rudy V. Renda(6)	6,981,196	14.6
Frank Renda 2015 Irrevocable Trust	6,140,497	12.8
Tim Winn(5)	3,347,671	7.0
Brian Pratt(3)	2,484,164	5.2
*	Less than one percent
(1)	Unless otherwise noted, the business address of each person is c/o Southland Holdings, Inc., 1100 Kubota Drive, Grapevine, Texas 76051.
(2)	Represents (i) 621,848 shares held directly by Mr. Monahan and (ii) 2,500 shares issuable upon exercise of warrants exercisable within 60 days held directly by Mr. Monahan.
(3)

Represents (i) 157,174 shares held directly by Mr. Pratt, (ii) 1,717,554 shares and 125,000 shares issuable upon exercise of warrants exercisable within 60 days held by Pratt Capital I, LP, with which Mr. Pratt is affiliated, and (iii) 484,436 shares held by Pratt Capital LLC, with which Mr. Pratt is affiliated. With respect to the shares referenced in (ii)-(iii) in this footnote, Mr. Pratt disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

(4)

Represents (i) 11,542,415 shares held directly by Mr. Renda; (ii) 6,140,497 shares held by the Frank Renda 2015 Irrevocable Trust; (iii) 2,211,394 shares held by the Dominic Vincent Renda Trust; (iv) 2,211,394 shares held by the Madison Nicole Renda Trust; (v) 2,211,394 shares held by the Santino Leonidas Renda Trust; and (vi) 69,270 shares held directly by Mr. Renda’s spouse. With respect to the shares referenced in (ii)-(vi) in this footnote, Mr. Renda disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

(5)

Represents (i) 1,671,808 shares held directly by Mr. Winn; and (ii) 1,675,863 shares held by the Walter Timothy Winn 2015 Irrevocable Trust; shares previously reported as beneficially owned by Mr. Winn are no longer beneficially owned by Mr. Winn as a result of the finalization of divorce decree proceedings with Mr. Winn and his ex-spouse.

(6)

Represents (i) 3,861,937 shares held directly by Mr. Renda; (ii) 1,560,155 shares held by the Rudolph V. Renda, Jr. 2015 Irrevocable Trust; (iii) 744,829 shares held by the Angelo Joseph Renda Trust; (iv) 744,829 shares held directly by the Lola Sofia Renda Trust; and (v) 69,446 shares held directly by the Christy Lee Renda 2015 Irrevocable Trust. With respect to the shares referenced in (ii)-(v) in this footnote, Mr. Renda disclaims beneficial ownership of such shares except to the extent of his ultimate pecuniary interest therein.

Equity Compensation Plan Information

Number of
	Number of		shares of
	shares of		common stock
	common stock to		remaining
	be issued	Weighted-average	available for
	upon exercise of	exercise price	future issuance
	outstanding	of outstanding	under equity
	options, warrants	options, warrants	compensation
Plan Category	and rights (1)	and rights	plans (2)
Equity compensation plans approved by stockholders	—	$—	2,011,189
Equity compensation plans not approved by stockholders	—	$—	—

(1)	The shares shown in this column are securities to be issued upon exercise or vesting of outstanding options, warrants and rights subject to outstanding awards as of December 31, 2023 that were granted under the Company’s 2022 Equity Incentive Plan.

(2)  The shares shown in this column as remaining available for future issuance as of December 31, 2023 are under the Company’s 2022 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the compensation arrangements with directors and executive officers as described in the section titled “Executive Compensation” and the Merger Agreement as described in the section titled “Basis of Presentation,” the following is a description of each transaction since January 1, 2022, and each currently proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeds or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years; and
●	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Certain Relationships and Related Party Transactions – Southland LLC

Related Party Loans

On November 30, 2016, Southland LLC issued a promissory note for the principal amount of $3.2 million to Frank S. Renda, its President and Chief Executive Officer and a manager on its board of managers (the “2016 Frank Renda Note”). The 2016 Frank Renda Note was issued by Southland LLC in connection with Southland LLC’s acquisition of Mr. Renda’s ownership interests in Oscar Renda Contracting, Inc., and it is secured by a security interest in such ownership interests. The 2016 Frank Renda Note bears interest at a rate of 1.29% per annum, which is due and payable annually as it accrues. There are no installment payments of principal due under the 2016 Frank Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on December 31, 2025. Southland LLC has not made any payments of principal under the 2016 Frank Renda Note. As of December 31, 2023, the aggregate principal amount outstanding under the 2016 Frank Renda Note was $3.2 million, and the aggregate outstanding accrued interest thereunder was $0.3 million. Mr. Renda now serves as President and Chief Executive Officer and as a director of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On November 30, 2018, Southland LLC issued an unsecured promissory note for the principal amount of $1.2 million to Frank S. Renda, its President and Chief Executive Officer and a manager on its board of managers (the “2018

Frank Renda Note”). The 2018 Frank Renda Note bears interest at a rate per annum equal to the long-term applicable federal rate with a monthly compounding period, as published by the Internal Revenue Service from time to time, or, if greater, the minimum rate of interest necessary under applicable law to avoid the existence of a taxable benefit to Mr. Renda in respect of the amount of interest payable thereunder. Interest under the 2018 Frank Renda Note is due and payable annually on December 31st of each year as it accrues. There are no installment payments of principal due under the 2018 Frank Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on November 30, 2023. Southland LLC has not made any payments of principal under the 2018 Frank Renda Note. As of December 31, 2023, the aggregate principal amount outstanding under the 2018 Frank Renda Note was $1.2 million, and the aggregate outstanding accrued interest thereunder was $0.2 million. Mr. Renda now serves as President and Chief Executive Officer and as a director of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On November 30, 2016, Southland LLC issued a promissory note for the principal amount of $2.8 million to Rudy V. Renda, its Executive Vice President and Co-Chief Operating Officer - Strategy and Special Projects and a manager on its board of managers (the “2016 Rudy Renda Note”). The 2016 Rudy Renda Note was issued by Southland LLC in connection with Southland LLC’s acquisition of Mr. Renda’s ownership interests in Oscar Renda Contracting, Inc., and it is secured by a security interest in such ownership interests. The 2016 Rudy Renda Note bears interest at a rate of 1.29% per annum, which is due and payable annually as it accrues. There are no installment payments of principal due under the 2016 Rudy Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on December 31, 2025. Southland LLC has not made any payments of principal under the 2016 Rudy Renda Note. As of December 31, 2023, the aggregate principal amount outstanding under the 2016 Rudy Renda Note was $2.8 million, and the aggregate outstanding accrued interest thereunder was $0.3 million. Mr. Renda now serves as Co-Chief Operating Officer and Executive Vice President of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On November 30, 2018, Southland LLC issued an unsecured promissory note for the principal amount of $1.2 million to Rudy V. Renda, its Executive Vice President and Co-Chief Operating Officer - Strategy and Special Projects and a manager on its board of managers (the “2018 Rudy Renda Note”). The 2018 Rudy Renda Note bears interest at a rate per annum equal to the long-term applicable federal rate with a monthly compounding period, as published by the Internal Revenue Service from time to time, or, if greater, the minimum rate of interest necessary under applicable law to avoid the existence of a taxable benefit to Mr. Renda in respect of the amount of interest payable thereunder. Interest under the 2018 Rudy Renda Note is due and payable annually on December 31st of each year as it accrues. There are no installment payments of principal due under the 2018 Rudy Renda Note prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on November 30, 2023. Southland LLC has not made any payments of principal under the 2018 Rudy Renda Note. As of December 31, 2023, the aggregate principal amount outstanding under the 2018 Rudy Renda Note was $1.2 million, and the aggregate outstanding accrued interest thereunder was $0.2 million. Mr. Renda now serves as Co-Chief Operating Officer and Executive Vice President of the Company following the consummation of the Business Combination. Mr. Renda is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

On March 22, 2019, Southland LLC loaned the principal amount of $2.1 million to Tim Winn, its Executive Vice President and Co-Chief Operating Officer and a manager on its board of managers (the “Winn Loan”). The Winn Loan was not documented via a written loan agreement or promissory note and did not bear any interest. The Winn Loan was scheduled to become due and payable on March 22, 2029; however, Mr. Winn repaid the Winn Loan in full prior to the consummation of the Business Combination. Mr. Winn now serves as Executive Vice President and Co-Chief Operating Officer and as a director of the Company following the consummation of the Business Combination. Mr. Winn is also the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of the Company following the consummation of the Business Combination.

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

Accrued Distributions to Southland Members

Prior to the Business Combination, the Company accrued distributions from the partnership to its former owners that were not paid out in cash. As of December 31, 2023, the aggregate amount outstanding to Southland Members was $3.5 million.

Underwriter Notes

As previously disclosed, the Company was obligated to pay an aggregate of $9,660,000 in deferred underwriting commissions (the “Commissions”) to EBC, D.A. Davidson & Co. (“D.A. Davidson”), Thompson Davis & Co., Inc. (“Thompson Davis”) and Crag-Hallum Capital Group LLC (“Crag-Hallum” and together with EBC, D.A. Davidson and Thompson Davis, the “Underwriters”) upon the consummation of the Transactions. On the Closing Date, the Company paid the Commissions to the Underwriters via a combination of cash and promissory notes issued in favor of the Underwriters (the “Underwriter Notes”). The Underwriter Notes are for the aggregate principal amount of $4,831,100, with (a) EBC’s Underwriter Note being for a principal amount of $3,311,100, (b) D.A. Davidson’s Underwriter Note being for a principal amount of $500,000, (c) Thompson Davis’s Note being for a principal amount of $500,000 and (d) Crag-Hallum’s Underwriter Note being for a principal amount of $500,000. The Underwriter Notes bear interest at a rate of eight percent per annum. There are no installment payments of principal or accrued interest due under the Underwriter Notes prior to maturity, and the unpaid principal thereunder, together with outstanding accrued interest, shall become due and payable on April 14, 2024, as extended; provided, however, that the Company agreed to make mandatory prepayments on the Underwriter Notes from to time to time in amounts equal to fifteen percent of the gross proceeds received by the Company from any equity lines, forward purchase agreements or other equity financing consummated by the Company prior to the maturity date.

Policies and Procedures for the Company’s Related Party Transactions

The Company’s Code of Business Conduct requires the Company to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) the Company or any subsidiary is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant’s Fees and Services

Independent Registered Public Accounting Firm’s Fees

For the fiscal year ended December 31, 2022, WithumSmith+Brown, PC (“Withum”), served as our independent registered public accounting firm and during such time, billed the approximate fees set forth in the table below.

The table below sets forth the aggregate fees billed to the Company by Withum for services rendered in the fiscal year ended December 31, 2022 (in thousands).

December 31, 2022
Audit fees (1)	$103
Audit-related fees	—
Tax fees (2)	12
All other fees	—
Total	$115
(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by Withum in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.
(2)	Tax fees consist of fees billed for professional services rendered by Withum for state and federal tax compliance and advice, and tax planning.

For the fiscal year ended December 31, 2023, Grant Thornton LLP (“GT”), served as our independent registered public accounting firm and during such time, billed the approximate fees set forth in the table below. On February 14, 2023, as contemplated by the Merger Agreement, Merger Sub merged with and into Southland LLC, with Southland LLC surviving the merger as a wholly owned subsidiary of Legato II. The Merger was accounted for as a reverse recapitalization with Southland as the accounting acquirer and Legato II as the acquired company for accounting purposes. Accordingly, GT, which has been Southland’s auditor since 2022, assumed the role of the Company’s independent registered public accounting firm.

The table below sets forth the aggregate fees billed to the Company by GT for services rendered in the fiscal year ended December 31, 2023 (in thousands).

December 31, 2023
Audit fees (1)	$1,170
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$1,170
(1)	Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of the interim condensed consolidated financial statements included in quarterly filings, services associated with equity offerings, including with respect to registration statements filed by the Company, and services that are normally provided by GT in connection with statutory and regulatory filings or engagements, including consents, except those not required by statute or regulation.

Our Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Company by its independent auditor, including the fees and terms thereof. All audit and non-audit fees were approved by the Audit Committee for 2022 and 2023.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. The consolidated financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-39 of this report. The Index to Consolidated Financial Statements appears on page F-1.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits.

Exhibit No.	Description
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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
4.4	Description of the Company’s Securities Registered under Section 12 of the Exchange Act (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2023).
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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.9	Form of Merger Consideration Note (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.10	Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.11	Form of Underwriter Note (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
10.12	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1*	Southland Holdings, Inc. Clawback Policy.
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2024.

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Frank Renda
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2024, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Frank Renda	President, Chief Executive Officer
Frank Renda	and Director
(Principal Executive Officer)

/s/ Cody Gallarda	Executive Vice President, Chief Financial Officer
Cody Gallarda	(Principal Financial and Accounting Officer)

/s/ Walter “Tim” Winn	Executive Vice President and Co-Chief Operating
Walter “Tim” Winn	Officer, Director

/s/ Brian Pratt	Chairman of the Board of Directors
Brian Pratt

/s/ Greg Monahan	Director
Gregory Monahan

/s/ Izilda “Izzy” Martins	Director
Izilda “Izzy” Martins

/s/ Kyle Burtnett	Director
Kyle Burtnett

/s/ Mario Ramirez	Director
Mario Ramirez

SOUTHLAND HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southland Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Southland Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss),  equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Claims and estimates to complete associated with long-term contracts

As described further in Notes 2 and 6 to the financial statements, revenues derived from long-term contracts are recognized as the performance obligations are satisfied over time. The Company uses the input method, measured by the percentage of cost incurred to date to estimated total costs for each project to recognize revenue. Under the input method, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through claims, and management must estimate the timing and amount of claims revenue to recognize. We identified claims and estimates to complete associated with long-term contracts as a critical audit matter.

The principal consideration for our determination that estimates to complete associated with long-term contracts is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. This is due to the considerable auditor judgment required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, the principal consideration for our determination that claims associated with long-term contracts is a critical audit matter is that auditing the Company’s measurement of variable consideration is complex and highly judgmental and can have a material effect on the amount and timing of revenue recognized.

Our audit procedures related to the claims and estimates to complete associated with long-term contracts included the following, among others:

•	For a selection of long-term contracts, we evaluated the reasonableness of significant assumptions used to develop the estimates to complete by conducting interviews with project personnel and performing a retrospective analysis using historical actual costs and trends.
•	We tested the completeness and accuracy of the costs incurred to date and the total estimated costs for a sample of long-term contracts.
•	For a selection of long-term contracts, we tested the estimated variable consideration related to recorded claims revenue by evaluating the likelihood of a significant reversal of revenue at a later date, and tracing amounts to supporting documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 4, 2024

SOUTHLAND HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except shares and per share data)	As of
ASSETS	December 31, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$49,176	$57,915
Restricted cash	14,644	14,076
Accounts receivable, net	194,869	135,678
Retainage receivables	109,562	122,682
Contract assets	554,202	512,906
Other current assets	20,083	24,047
Total current assets	942,536	867,304

Property and equipment, net	102,150	114,084
Right-of-use assets	12,492	16,893
Investments - unconsolidated entities	121,648	113,724
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,235	3,261
Deferred tax asset	11,496	—
Goodwill	1,528	1,528
Intangible assets, net	1,682	2,218
Other noncurrent assets	1,711	3,703
Total noncurrent assets	258,532	258,001
Total assets	1,201,068	1,125,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$162,464	$126,385
Retainage payable	40,950	33,677
Accrued liabilities	124,667	121,584
Current portion of long-term debt	48,454	46,322
Short-term lease liabilities	14,081	16,572
Contract liabilities	193,351	131,557
Total current liabilities	583,967	476,097

Long-term debt	251,906	227,278
Long-term lease liabilities	5,246	10,032
Deferred tax liabilities	2,548	3,392
Long-term accrued liabilities	49,109	47,219
Other noncurrent liabilities	47,728	1,403
Total long-term liabilities	356,537	289,324
Total liabilities	940,504	765,421
Commitments and contingencies (see Note 17)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding in 2023	—	—
Preferred stock, $1.00 par value, authorized 24,400,000 shares issued and outstanding in 2022	—	24,400
Common stock, $0.0001 par value, authorized 500,000,000 shares, 47,891,984 and none issued and outstanding in 2023 and 2022, respectively	5	—
Additional paid-in-capital	270,330	—
Accumulated deficit	(19,253)	—
Accumulated other comprehensive loss	(1,460)	(2,576)
Members’ capital	—	327,614
Total stockholders' equity	249,622	349,438
Noncontrolling interest	10,942	10,446
Total equity	260,564	359,884
Total liabilities and equity	$1,201,068	$1,125,305

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
(Amounts in thousands except shares and per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Revenue	$1,160,417	$1,161,431	$1,279,186
Cost of construction	1,124,603	1,020,497	1,164,998
Gross profit	35,814	140,934	114,188
Selling, general, and administrative expenses	67,195	58,231	58,136
Operating income (loss)	(31,381)	82,703	56,052
Gain (loss) on investments, net	30	(76)	898
Other income, net	23,580	2,204	2,780
Interest expense	(19,471)	(8,891)	(7,255)
Earnings (losses) before income taxes	(27,242)	75,940	52,475
Income tax expense (benefit)	(8,527)	13,290	10,945
Net income (loss)	(18,715)	62,650	41,530
Net income attributable to noncontrolling interests	538	2,108	2,810
Net income (loss) attributable to Southland Stockholders	$(19,253)	$60,542	$38,720

Net income (loss) per share attributable to common stockholders
Basic (1)	$(0.41)
Diluted (1)	$(0.41)
Weighted average shares outstanding
Basic (1)	47,088,813
Diluted (1)	47,088,813
(1)	Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net income (loss)	$(18,715)	$62,650	$41,530
Foreign currency translation adjustment, net of tax	1,206	(1,718)	838
Comprehensive income (loss), net of tax	(17,509)	60,932	42,368
Less: Comprehensive income attributable to noncontrolling interest	628	2,029	2,849
Comprehensive income (loss) attributable to Southland Stockholders	$(18,137)	$58,903	$39,519

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Equity

						Accumulated
		Shares				other
		Preferred	Common	Preferred	Common	comprehensive	Additional	Accumulated	Members	Noncontrolling
(Amounts in thousands, except shares)		stock	stock	stock	stock	income	Paid-In Capital	Deficit	Capital	interest	Total equity
Balance as of December 31, 2020		26,000,000	—	$26,000	$—	$(1,736)	$—	$—	$234,752	$3,615	$262,631
Recapitalization		—	44,407,831	—	4		191,707	—	(234,752)	—	(43,041)
Balance as of December 31, 2020		26,000,000	44,407,831	26,000	4	(1,736)	191,707	—	—	3,615	219,590
Preferred stock		(1,600,000)	—	(1,600)	—	—	(709)	—	—	(128)	(2,437)
Acquisition of Heritage minority interest		—	—	—	—	—	(3,942)	—	—	3,792	(150)
Other		—	—	—	—	—	—	—	—	3	3
Capital contributions from noncontrolling interest		—	—	—	—	—	—	—	—	926	926
Distributions to members		—	—	—	—	—	(990)	—	—	—	(990)
Net income		—	—	—	—	—	38,720	—	—	2,810	41,530
Other comprehensive income		—	—	—	—	799	—	—	—	39	838
Balance as of December 31, 2021	`	24,400,000	44,407,831	$24,400	$4	$(937)	$224,786	$—	$—	$11,057	$259,310
Preferred stock and dividends		—	—	—	—	—	(1,037)	—	—	(188)	(1,225)
Distributions to members		—	—	—	—	—	278	—	—	(2,452)	(2,174)
Net income		—	—	—	—	—	60,542	—	—	2,108	62,650
Other comprehensive loss		—	—	—	—	(1,639)	—	—	—	(79)	(1,718)
Balance as of December 31, 2022		24,400,000	44,407,831	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends		(24,400,000)	—	(24,400)	—	—	(50,129)	—	—	(22)	(74,551)
Issuance of post-merger earnout shares		—	3,448,283	—	1	—	34,999	—	—	—	35,000
Issuance of shares - RSUs		—	35,870	—	—	—	—	—	—	—	—
Distributions to members		—	—	—	—	—	—	—	—	(110)	(110)
Share-based compensation		—	—	—	—	—	891	—	—	—	891
Net income (loss)		—	—	—	—	—	—	(19,253)	—	538	(18,715)
Other comprehensive income		—	—	—	—	1,116	—	—	—	90	1,206
Balance as of December 31, 2023		—	47,891,984	$—	$5	$(1,460)	$270,330	$(19,253)	$—	$10,942	$260,564

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss)	$(18,715)	$62,650	$41,530
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	30,529	45,697	47,468
Loss on extinguishment of debt	631	—	—
Deferred taxes	(12,341)	(2,103)	(271)
Change in fair value of earnout liability	(20,689)	—	—
Share-based compensation	891	—	—
Gain on sale of assets	(1,328)	(3,377)	(5,168)
Foreign currency remeasurement loss (gain)	(109)	548	136
Earnings from equity method investments	(7,740)	(9,299)	(7,239)
TZC investment present value accretion	(2,449)	(2,355)	(2,265)
Gain on trading securities, net	(26)	(260)	(1,145)
Changes in assets and liabilities:
Accounts receivable	(48,971)	(18,432)	(7,412)
Contract assets	(42,921)	(138,677)	(2,116)
Other current assets	4,136	(1,293)	(765)
Right-of-use assets	4,402	(1,315)	5,990
Accounts payable and accrued liabilities	46,608	(13,546)	26,480
Contract liabilities	61,775	20,049	(188,654)
Operating lease liabilities	(4,314)	1,264	(5,974)
Other	367	(5,753)	8,832
Net cash used in operating activities	(10,264)	(66,202)	(90,573)

Cash flows from investing activities:
Purchase of property and equipment	(10,846)	(4,765)	(18,797)
Proceeds from sale of property and equipment	8,813	10,064	11,251
Loss on investment in limited liability company	—	336	248
Purchase of trading securities	—	—	(391)
Proceeds from the sale of trading securities	61	927	175
Purchase of interest of other investments	—	—	(150)
Distributions received from equity method investees	7,000	—	—
Capital contribution to equity method investees	(540)	(1,000)	(835)
Net cash provided by (used in) investing activities	4,488	5,562	(8,499)

Cash flows from financing activities:
Borrowings on revolving credit facility	8,000	75,000	67,000
Payments on revolving credit facility	(13,000)	—	(82,000)
Borrowings on notes payable	115,265	281	206,172
Payments on notes payable	(123,720)	(42,934)	(153,587)
Payments of deferred financing costs	(565)	—	(260)
Pre-payment premium	(471)	—	—
Advances to related parties	(242)	(1,603)	(1,571)
Payments from related parties	—	5	1,260
Payments on finance lease	(4,835)	(8,157)	(4,716)
Capital contributions from noncontrolling members	—	—	926
Distribution to members	(110)	(2,457)	(2,620)
Proceeds from merger of Legato II and Southland LLC	17,088	—	—
Net cash provided by financing activities	(2,590)	20,135	30,604

Effect of exchange rate on cash	195	1,254	(686)

Net decrease in cash and cash equivalents and restricted cash	(8,171)	(39,251)	(69,154)
Beginning of period	71,991	111,242	180,396
End of period	$63,820	$71,991	$111,242

Supplemental cash flow information
Cash paid for income taxes	$7,587	$10,392	$14,093
Cash paid for interest	$18,277	$9,044	$7,519
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$13,875	$19,558	$16,051
Assets obtained in exchange for notes payable	$10,884	$4,091	$—
Issuance of post-merger earn out shares	$35,000	—	—
Dividend financed with notes payable	$50,000	—	—

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to the Consolidated Financial Statements

1. Description of Business

Southland Holdings, Inc. (“Southland”, the “Company”, “we”, “us”, or “our”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Holding Company (“American Bridge”), Oscar Renda Contracting, Southland Contracting, Mole Constructors, Heritage Materials and other affiliates. American Bridge, a builder of specialty construction projects, was acquired in 2020. With the combined capabilities of these six primary subsidiaries and their affiliates, Southland has become a diversified industry leader with both public and private customers. The majority of our customers are located in the United States.

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. The Company will not be pursuing production of concrete and asphalt products for use on self-performed paving projects where the majority of the scope of work contains large-scale concrete and asphalt production or sale of asphalt and concrete products to third parties. This operational shift will allow the Company to better focus its resources on more profitable lines of business. The Company has concluded this action with M&P does not qualify for Discontinued Operations treatment and presentation as it does not represent a strategic shift in the Company’s business.

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

The Merger was accounted for as a reverse recapitalization with Southland LLC as the accounting acquirer and Legato II as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Southland and its subsidiaries as if Southland had been the predecessor Company. The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023, will not present share or per share data.

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

We are eligible for the Canada Emergency Wage Subsidy (“CEWS”), a subsidy program offered by the Canada Revenue Agency to qualifying employers who have seen a drop in revenue due to COVID-19. Employers are eligible for a subsidy of up to 75% of eligible remuneration, paid by an eligible entity that qualified, to each eligible employee – up to a maximum of $847 per week. For CEWS periods through expiration of the program, we had qualified for subsidies of

$2.4 million in 2022 and 2021. We received subsidies of $0.1 million in 2022 and $2.4 million in 2021, which are included in labor and related costs.

Under the provision of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), employers were eligible for a refundable employee retention credit subject to certain criteria. As of December 31, 2022, the Companies had filed a claim with the IRS and received a refund of $2.4 million in 2023.

2. Summary of Significant Accounting Policies

a.	Basis of Presentation

These consolidated financial statements have been prepared in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) contains guidance that form GAAP. New guidance is released via Accounting Standards Update (“ASU”).

The consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates as detailed below. All significant intercompany transactions are eliminated within the consolidations process. Investments in non-construction related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence are accounted for under the equity method for the balance sheet and under the proportionate consolidation method for the statement of operations.

These consolidated financial statements include the accounts of Southland Holdings, Inc, Southland Holdings, LLC, Southland Contracting, Inc., Johnson Bros. Corporation, a Southland Company (“Johnson Bros. Corporation”), Mole Constructors, Inc., Oscar Renda Contracting, Inc. (“Oscar Renda Contracting”), Heritage Materials, LLC, American Bridge, Renda Pacific LLC, Southland Renda JV (“Southland Renda”), Southland Mole JV (“Southland Mole”), Southland RE Properties LLC, Oscar Renda Contracting of Canada, Ltd., Southland Mole of Canada Ltd. (“Southland Mole of Canada”), Southland Technicore Mole JV (“Southland Technicore Mole”), and Southland Mole of Canada / Astaldi Canada Design & Construction JV (“Southland Astaldi”).

Southland Holdings, LLC, Renda Pacific, LLC, Southland RE Properties, LLC, and Heritage Materials, LLC, are limited liability companies. The members’ liability is limited to our investments within those companies.

b.	Reclassifications

Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total equity.

c.	Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the accompanying consolidated balance sheets as they will be settled in the normal course of contract completion. Some of these contracts will require more than one year to settle.

d.	Foreign Operations and Foreign Exchange Risk

Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, asset seizure, domestic and foreign import or export changes, and restrictions on currency exchange. Net assets of foreign operations for the years ended December 31, 2023, and December 31, 2022, are approximately 47% and 21%, respectively, of our total net assets.

The financial records of Southland Technicore Mole joint venture, Renda Contracting of Canada, Inc., Southland Mole of Canada, Southland Astaldi joint venture, and various consolidated American Bridge subsidiaries are maintained in local currencies. Results of foreign operations are translated from the local currency to the U.S. dollar (functional and reporting currency) using the average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Certain long-lived assets and liabilities are converted at historical rates. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss).

We enter foreign currency transactions when a transaction is denominated in currency other than our functional currency. A transaction is initially measured and recorded using the exchange rate on the date of the transaction. Transactions are then remeasured at the end of each reporting period using the exchange rate at that date. The resulting gains or losses are recorded in the consolidated statements of operations within other income, net.

e.	Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. It is reasonably possible that changes may occur in the near term that would affect our estimates with respect to revenue recognition, the allowance for credit losses, recoverability of unapproved contract modifications, deferred tax assets, and other accounts for which estimates are required.

f.	Segments

We manage our business using two distinct operating segments. Our chief operating decision maker (“CODM”) reviews financial information pertaining to our Transportation and Civil segments.

The classification of revenue and gross profit for segment reporting purposes is reliant on management judgment. At times, our segments undertake projects together or share resources and equipment. We also allocate some costs between segments which can include facility costs, equipment costs, and other operating expenses.

g.	Concentration Risk

As of December 31, 2023, we had one customer that comprises 15% of our contract receivables. As of December 31, 2022, we had two customers that each comprise 11% of our contract receivables.

The percentage of our labor force subject to collective bargaining agreements was 20%, 26%, and 18% as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The collective bargaining agreements are due to expire by 2026. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

During the year ended December 31, 2023, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 17.3% and 13.7%.

During the year ended December 31, 2022, there were no customers who individually comprised 10% of annual revenue.

During the year ended December 31, 2021, revenue earned from one customer was 10.5%.

During the year ended December 31, 2023, revenue earned from operations in Florida, Texas, and the Bahamas was approximately 19.7%, 18.9%, and 17.3% respectively. Remaining revenue earned was from operations in 29 other states, territories, or provinces. Foreign revenue earned was 22.9% of total revenue.

During the year ended December 31, 2022, revenue earned from operations in Texas and Florida was approximately 24.9% and 16.3%, respectively. Remaining revenue earned was from operations in 23 other states, territories, or provinces. Foreign revenue earned was 15% of total revenue.

During the year ended December 31, 2021, revenue earned from operations in Texas and Florida was approximately 26.9% and 18.1%, respectively. Remaining revenue earned was from operations in 33 other states, territories, or provinces. Foreign revenue earned was 9% of total revenue.

h.	Revenue and Cost Recognition

We recognize revenue in accordance with FASB ASC 606 (“ASC 606”). In accordance with ASC 606, we follow the five-step process to recognize revenue:

1.	Identify the contract
2.	Identify performance obligations
3.	Determine the transaction price
4.	Allocate the transaction price
5.	Recognize revenue

Most of our contracts consist of firm fixed-price and fixed-price per unit arrangements. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our contracts do not include a significant financing component. The transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved, unapproved and unpriced change orders, claims, increased performance of units and incentives, and reductions to transaction price for decreased performance of units and liquidated damages.

Variable consideration is recognized when realization of the adjustment is probable, and the amount can be reasonably determined. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Our performance obligations are generally satisfied over time as work progresses. Revenue is recognized over time using the input method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because we believe expended cost to be the best available measure of progress on contracts. Because of the uncertainties in estimating costs, it is reasonably possible that the estimates used will change within the near term.

Cost of construction includes all direct material, subcontractor, equipment, and labor and certain other direct costs, as well as those indirect costs related to contract performance. Selling, general and administrative costs are charged to operations as directly incurred. Costs to mobilize equipment to a jobsite, prior to substantive work beginning (“mobilization costs”) and costs to insure a contract (“bonds and insurance”) are capitalized as incurred and amortized over the expected duration of the contract. Capitalized contract costs are included as contract assets on the consolidated balance sheets and are amortized over the expected contract length. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

(Amounts in thousands)	December 31, 2023	December 31, 2022
Costs to insure	$20,997	$25,091
Mobilization costs	7,617	6,990
Costs to fulfill contracts, net	$28,614	$32,081

During the years ended December 31, 2023 and December 31, 2022, we amortized $15.0 million and $14.5 million, respectively, of mobilization and costs to insure contracts to cost of construction in the consolidated statements of operations.

Contract assets represent revenues recognized in excess of amounts billed. We anticipate substantially all incurred costs associated with contract assets to be billed and collected within one year or the lifecycle of a construction project. Contract liabilities represents billings in excess of revenues recognized.

We report revenue net of any taxes collected from the customer and remitted to government agencies.

i.	Fair Value Measurement

FASB ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobserved inputs (level 3 measurements). The three levels are defined as follows:

Level 1

Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2

Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in inactive markets, inputs other than quoted prices that are observable for the asset or liability, inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3

Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

All assets and liabilities have been valued using a market approach, except for Level 3 assets. Fair values for assets in Level 2 are estimated using quoted market prices for the funds’ investment assets in active and inactive markets. Fair values for assets in Level 3 are estimated based on estimated fair values of the funds’ underlying assets as provided by third-party pricing information without adjustment, which are believed to be illiquid. There were no significant transfers in or out of Levels 1, 2, or 3 during 2023 or 2022.

j.	Cash, Cash Equivalents, and Restricted Cash

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

Restricted cash deposited by the sureties is of immediate use for completing the active bonded projects. As the bonded projects progress toward completion, there are provisions that remove the restrictions on the restricted cash balances based upon the completion status of the Backlog of bonded contracts. See Note 4 for more information.

(Amounts in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents at beginning of year	$57,915	$63,342
Restricted cash at beginning of year	14,076	47,900
Cash, cash equivalents, and restricted cash at beginning of year	$71,991	$111,242

Cash and cash equivalents at end of year	$49,176	$57,915
Restricted cash at end of year	14,644	14,076
Cash, cash equivalents, and restricted cash at end of year	$63,820	$71,991

k.	Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice. Retainages are due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables are typically due two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

We expect to collect $82.7 million of our outstanding retainage receivables, net, within the next twelve months.

We can apply in writing at the time of substantial performance of the contract to substitute the amount retained as warranty receivable with a substitute bond of equal or greater value. It is at the discretion of the owners to accept a substitute bond.

As of December 31, 2023, and December 31, 2022, we had an allowance for credit losses of $1.3 million and $1.5 million, respectively.

l.	Inventory

Inventory consists mainly of materials utilized for Heritage Materials’ materials producing plants, is stated at the lower of cost (first in, first out) or net realizable value and is reported in other current assets. As of December 31, 2023, and December 31, 2022, we had inventory of $5.5 million and $9.8 million, respectively.

m.	Deferred Financing Costs

We capitalize costs related to the issuance of debt. Deferred financing costs are presented with noncurrent liabilities as a reduction of long-term debt on our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt instruments to which they pertain.

n.	Property and Equipment

Depreciation on property and equipment is provided by the straight-line method over the estimated useful life of the assets and includes amortization of finance leases. Assets for certain joint ventures are depreciated over the estimated life of the contract. Maintenance and repairs are expensed as incurred, while replacements and improvements are capitalized.

In the case of property and equipment disposal, costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss on a sale or retirement of property and equipment used in construction are recorded within cost of construction. Gains and losses related to all other property and equipment are reflected in other income, net in the consolidated statements of operations.

A summary of the estimated useful lives is as follows:

Buildings	40 years
Leasehold improvements	Lesser of 15 years or lease term
Auto and trucks	3-7 years
Machinery and equipment	5-10 years
Office and safety equipment	3-7 years

Useful lives of property and equipment may be adjusted as differing equipment use and circumstances present.

o.	Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

p.	Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2023, we did not identify any triggering events that would require a quantitative assessment.

Intangible assets with a definite useful life are amortized over their useful lives. For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recorded amortization expense of $0.5 million, $1.0 million, and $1.8 million, respectively.

q.	Commitments and Contingencies

We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits or claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. In addition to matters in which it is believed that losses are probable, disclosure is also provided for matters in which the likelihood of an unfavorable outcome is at least reasonably possible but for which a reasonable estimate of loss or range of loss is not possible. Legal fees are expensed as incurred.

We self-insure workers’ compensation, general liability, and auto insurance up to $0.3 million per claim for Southland Contracting, Inc., American Bridge Company, and Johnson Bros. Corporation, except in New York, which general liability is $2.0 million per claim. The policies covering Oscar Renda Contracting, Inc. and Heritage Materials, LLC have a $100 thousand deductible per claim.

As of December 31, 2023, and December 31, 2022, we had $11.9 million and $12.8 million, respectively, in self-insurance reserves.

r.	Income Taxes

Prior to the Merger, Southland LLC, and various domestic subsidiaries, elected to be taxed as an S-corporation, under the provisions of Subchapter S of the Internal Revenue Code. As such, their respective earnings were not subject to entity level income tax, but instead, the owners were liable for federal income taxes on their respective shares of the applicable income. American Bridge and Oscar Renda, two domestic subsidiaries of Southland LLC, had historically been taxed as separate C-corporations and their income subject to entity-level tax.

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, will elect to file a consolidated corporate income tax return for the 2023 calendar year.

As a joint venture, Southland Mole joint venture and Southland Renda joint venture are treated as partnerships for federal income tax purposes and do not pay federal income taxes. STM JV and SA JV are disregarded entities for tax purposes; their income is attributed to their respective joint venture owners.

Southland Contracting, Inc., Southland Mole of Canada, Mole Constructors, Inc., and Oscar Renda Contracting of Canada, Inc., a wholly owned subsidiary of Oscar Renda Contracting, Inc., are subject to foreign taxes on their respective share of taxable income from operations outside of the US.

For entities subject to income tax, income taxes are recognized during the year in which transactions enter into the determination of financial statement income (loss). Any taxes on foreign income in excess of a deemed return on tangible assets of foreign corporations are accounted for as period costs. Deferred income tax assets and liabilities are recognized for the future tax consequences of temporary differences between the book carrying amount and the tax basis of assets and liabilities including net operating loss carryforwards. A valuation allowance is provided against a deferred income tax asset when it is “more likely than not” the asset will not be realized. Similarly, if a determination is made that it is “more likely than not” the deferred income tax asset will be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded. Penalties and interest are recognized as a component of the income tax provision.

Tax benefits are recognized in the consolidated financial statements for tax positions taken or expected to be taken in a tax return when it is “more likely than not” that the tax authorities will sustain the tax position solely on the basis of the position’s technical merits. Consideration is given primarily to legislation and statutes, legislative intent, regulations, rulings, and case law as well as their applicability to the facts and circumstances of the tax position when assessing the sustainability of the tax position. In the event a tax position no longer meets the “more likely than not” criteria, the tax benefit is reversed by recognizing a liability and recording a charge to earnings. Conversely, if a tax position subsequently meets the “more likely than not” criteria, a tax benefit would be recognized by reducing the liability and recording a credit to earnings.

We classify interest and penalties attributable to income taxes as part of income tax expense.

s.	Leases

Leases are recognized under Accounting Standards Codification 842, Leases (“ASC 842”). We determine whether a contract contains a lease at contract inception and classify it as either finance or operating. A contract contains a lease if there is an identified asset, and we have the right to control the asset.

Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in property and equipment, net, and finance lease liabilities within short-term lease liabilities and long-term lease liabilities on the consolidated balance sheets. Finance lease right-of-use assets are amortized in costs of construction on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.

Operating lease right-of-use assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are recorded in right-of-use assets, short-term lease liabilities, and long-term lease liabilities on our consolidated balance sheets. In the consolidated statements of operations, lease expense for operating lease payments is recognized on a straight-line basis over the lease term and recorded in cost of construction for leases related to our projects or selling, general, and administrative expenses for all other leases.

ASC 842 allows lessees an option to not recognize right-of-use assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. We elected to not recognize short-term leases as right-of-use assets and lease liabilities on the consolidated balance sheets. All short-term leases which are not included on our consolidated balance sheets will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.

Finance and operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Any variable payments are expensed as incurred. We use our incremental borrowing rate at the commencement date in determining the present value of the lease payments for all asset classes, unless the implicit rate is readily determinable. Our lease terms may include options to extend or terminate the lease and are recognized when it is reasonably certain that we will exercise that option. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which we are the lessee. For certain equipment leases, the portfolio approach is applied to account for the operating lease right-of-use assets and lease liabilities. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. See Note 11 for additional information.

t.	Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intra-period allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 was adopted as of January 1, 2021. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. Our adoption of Update 2019-12 did not have a material impact on our consolidated financial statements and related disclosures.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. We adopted Topic 848 as of January 1, 2021. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Our adoption of Update 2020-04 did not have a material impact on our consolidated financial statements and related disclosures. Our outstanding debt uses the Secured Overnight Financing Rate (“SOFR”).

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

Recently Issued Accounting Standards

In August 2023, the FASB issued ASU 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We plan to adopt ASU 2023-05 in the first quarter of 2025, but do not expect the adoption to have a material impact on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06 “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which amends GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Registration S-K. The Company has evaluated the new standard and determined that it will have no material impact on its consolidated financial statements or disclosures since the Company is already subject to the relevant SEC disclosure requirements.

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 is effective for us for annual periods beginning after January 1, 2024 and interim periods beginning after January 1, 2025. We are currently evaluating the impact ASU 2023-07 will have on our consolidated financial statements and related disclosures.

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have not elected to early adopt this standard. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

u.	Share-Based Compensation

We measure and recognize compensation expense, net of forfeitures, over the requisite vesting periods for all share-based payment awards made and we recognize forfeitures as they occur. Share-based compensation is included in selling, general and administrative expenses and cost of revenue on our consolidated statements of operations.

v.	Warrants

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

3. Investment in Joint Ventures

American Bridge Holding Company and Subsidiaries

American Bridge enters into various joint venture agreements with unrelated parties for completion of certain construction projects to mitigate risk or add additional competencies or capacity.

These construction related joint ventures are accounted for using the equity method for balance sheets reporting and the proportional consolidation method for statements of operations reporting.

American Bridge entered into the Tappan Zee Constructors (“TZC”) joint venture with Fluor Enterprises, Inc., Granite Construction Northeast, Inc., and Traylor Bros., Inc., for the purpose of constructing the new Tappan Zee Bridge in New York. American Bridge has a 23.33% membership in the joint venture.

American Bridge entered into the Forth Crossing Bridge Constructors (“FCBC”) joint venture with HOCHTIEF Solutions AG, Dragados S.A. and Morrison Construction for the purpose of constructing the Forth Replacement Crossing Bridge in Scotland. American Bridge has a 28% partnership interest in the joint venture.

American Bridge entered into a joint venture with Skanska USA Civil Southeast, Inc. and Nova Group, Inc., forming EHW Constructors JV (“EHW”) for the purpose of constructing a large-diameter steel pile supported precast and cast-in-place concrete wharf that supports a large structural steel building. American Bridge has a 35% partnership interest in the joint venture.

American Bridge entered into the SA Connects joint venture with AECON Pacific Northwest Inc., for the purpose of constructing the District 1 Middle Mile Broadband Network.  American Bridge has a 50% partnership interest in the joint venture.

American Bridge entered into the SA Connects Pennsylvania joint venture with AECON Energy US Ltd., for the purpose of constructing the Plenary Broadband Infrastructure PA.  American Bridge has a 50% partnership interest in the joint venture.

Summarized and unaudited financial information of the noncontrolled joint ventures as of and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, is as follows:

	As of and for the year ended
(Amounts in thousands)	December 31, 2023
	Assets	Liabilities	Revenues	Income (loss)
FCBC	$5,089	$5,143	$5,001	$3,508
TZC	560,589	79,663	(30,343)	2,863
EHW	374	124	—	3
SA Connects CA	725	725	610	—
SA Connects PA	1,780	1,645	1,149	135

	As of and for the year ended
(Amounts in thousands)	December 31, 2022
	Assets	Liabilities	Revenues	Income (loss)
FCBC	$3,256	$11,509	$(1,555)	$(3,949)
TZC	530,834	22,770	(17,816)	337
EHW	415	167	—	(5)

	As of and for the year ended
(Amounts in thousands)	December 31, 2021
	Assets	Liabilities	Revenues	Income (loss)
FCBC	$2,574	$11,419	$6,380	$6,019
TZC	551,074	43,290	(9,337)	(56)
EHW	461	208	—	(5,706)

American Bridge has recognized the following as of and for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	As of and for the year ended
(Amounts in thousands)	December 31, 2023
	Revenue	Income (loss)	Equity
FCBC	$1,400	$982	$(15)
TZC	(7,080)	668	106,516
EHW	—	1	88
SA Connects CA	305	—	—
SA Connects PA	574	68	68
Total	$(4,801)	$1,719	$106,657

	As of and for the year ended
(Amounts in thousands)	December 31, 2022
	Revenue	Income (loss)	Equity
FCBC	$(435)	$(1,106)	$(2,311)
TZC	(4,157)	79	108,509
EHW	—	(2)	87
Total	$(4,592)	$(1,029)	$106,285

	As of and for the year ended
(Amounts in thousands)	December 31, 2021
	Revenue	Income (loss)	Equity
FCBC	$1,787	$1,686	$(2,477)
TZC	(2,179)	(13)	104,259
EHW	—	(200)	89
Total	$(392)	$1,473	$101,871

For TZC, the investment balance is substantially comprised of the forecasted recovery of a claim which has been adjusted to a present value of $106.5 million and $108.5 million for 2023 and 2022, respectively. As of September 30, 2020, American Bridge entered into an arrangement with an external party to share in the future proceeds of this claim. American Bridge had recorded a liability to the external party in the amount of $49.1 million and $47.2 million as of December 31, 2023 and December 31, 2022, respectively, which is included in long-term accrued liabilities on the consolidated balance sheets.

Oscar Renda Contracting of Canada, Inc.

Oscar Renda Contracting of Canada, Inc. (“ORCC”) enters into various joint venture agreements with unrelated parties for completion of certain construction projects.

These construction related joint ventures are accounted for using the equity method for balance sheet reporting and the proportional consolidation method for statements of operations reporting.

ORCC entered into the Red River Solutions GP (“RRSGP”) joint venture with AECON, Inc. for the purpose of constructing the new North End Sewage Treatment Plant during June of 2019. ORCC has a 50% membership in the joint venture.

Summarized and unaudited financial information of the noncontrolled joint ventures as of and for the year ended December 31, 2023, December 31, 2022 and December 31, 2021.

	As of and for the year ended
(Amounts in thousands)	December 31, 2023
	Assets	Liabilities	Revenues	Income
RRSGP	$44,660	$16,907	$58,766	$12,264

	As of and for the year ended
(Amounts in thousands)	December 31, 2022
	Assets	Liabilities	Revenues	Income
RRSGP	$34,596	$19,670	$60,130	$12,165

	As of and for the year ended
(Amounts in thousands)	December 31, 2021
	Assets	Liabilities	Revenues	Income
RRSGP	$9,468	$5,999	$17,515	$3,502

ORCC has recognized the following as of and for the year ended December 31, 2023, December 31, 2022 and December 31, 2021.

	As of and for the year ended
(Amounts in thousands)	December 31, 2023
	Revenue	Income	Equity
RRSGP	$30,756	$7,254	$14,992

	As of and for the year ended
(Amounts in thousands)	December 31, 2022
	Revenue	Income	Equity
RRSGP	$30,106	$6,021	$7,439

	As of and for the year ended
(Amounts in thousands)	December 31, 2021
	Revenue	Income	Equity
RRSGP	$8,762	$1,752	$1,739

4. Fair Value of Investments

Fair value of investments measured on a recurring basis as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private Equity	3,235	—	—	3,235
Total noncurrent	3,235	—	—	3,235
Overall Total	$3,235	$—	$—	$3,235

	December 31, 2022
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$8	$8	$—	$—
Total	8	8	—	—
Investments Noncurrent
Private Equity	3,261	—	—	3,261
Total noncurrent	3,261	—	—	3,261
Overall Total	$3,269	$8	$—	$3,261

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023, and December 31, 2022:

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2023	$3,261	$3,261
Total gains (realized / unrealized):
In Earnings:	169	169
Purchases, issuances, and sales:
Purchases	142	142
Sales	(337)	(337)
Balance - December 31, 2023	$3,235	$3,235

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2022	$3,925	$3,925
Total gains (realized / unrealized):
In Earnings:	263	263
Purchases, issuances, and sales:
Purchases	131	131
Sales	(1,058)	(1,058)
Balance - December 31, 2022	$3,261	$3,261

5. Investing Activities

All securities are trading securities and are presented in the consolidated financial statements at fair value. For purposes of determining realized gains and losses, the cost of securities sold is based on specific identification.

All unrealized and realized gains and losses, including interest and dividends from investing activities, are included in the consolidated statements of operations within gain (loss) on investments, net.

We did not have any activity in marketable securities as of December 31, 2023. Cost and fair value of marketable securities as of December 31, 2022, was as follows.

	December 31, 2022
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Common stocks	$—	$8	$8
Total	$—	$8	$8

We did not have any current marketable securities as of December 31, 2023 and December 31, 2022.

Cost and fair value of noncurrent marketable securities as of December 31, 2023, and December 31, 2022, was as follows:

	December 31, 2023
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$637	$2,598	$3,235
Total	$637	$2,598	$3,235

	December 31, 2022
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$688	$2,573	$3,261
Total	$688	$2,573	$3,261

The noncurrent investments are in certain fairly-illiquid private equity funds. These equity funds are presented within the investments line on our consolidated balance sheets. The private equity funds invest in selected equity investments. Opportunities for redemption are limited and depend on locating another investor to purchase the interest that we desire to sell. As of December 31, 2023, and December 31, 2022, we had unfunded commitments to invest $1.3 million and $1.5 million, respectively. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we did not recognize a net gain or loss from the sale of trading securities.

6. Revenue

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

Estimating cost to complete long-term contracts involves a significant amount of estimation and judgement. For long-term contracts, we use the calculated transaction price, estimated cost to complete the project, and the total costs incurred on the project to date to calculate the percentage of the project that is complete. The costs to complete the project and the transaction price can change due to unforeseen events that can either increase or decrease the margin on a particular project.

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

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of December 31, 2023 and December 31, 2022, we had $17.3 million and $9.4 million, respectively, in accrued loss provisions.

As of December 31, 2023, and December 31, 2022, we had $139.6 million and $144.2 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiation with our customers or other third parties.

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

We segregate our business into two reportable segments: Transportation and Civil. Our CODM uses these segments in order to operate the business. Our segments offer different specialty infrastructure services. Our CODM regularly reviews our operating and financial performance based on these segments.

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

Segment Revenue

Revenue by segment for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, was as follows:

(Amounts in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
		% of Segment		% of Segment		% of Segment
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$337,524	29.1%	$305,324	26.3%	$391,629	30.6%
Transportation	822,893	70.9%	856,107	73.7%	887,557	69.4%
Total revenue	$1,160,417	100.0%	$1,161,431	100.0%	$1,279,186	100.0%

Segment Gross Profit

Gross profit by segment for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, was as follows:

(Amounts in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
		% of Total		% of Total		% of Total
Segment	Gross Profit (Loss)	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$51,686	15.3%	$45,464	14.9%	$40,913	10.4%
Transportation	(15,872)	(1.9)%	95,470	11.2%	73,275	8.3%
Gross profit	$35,814	3.1%	$140,934	12.1%	$114,188	8.9%

Revenue earned outside of the United States was 23% for the year ended December 31, 2023, 7% for the year ended December 31, 2022, and 9% for the years ended December 31, 2021.

7. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of December 31, 2023, and December 31, 2022, consisted of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Costs in excess of billings	$525,588	$480,825
Costs to fulfill contracts, net	28,614	32,081
Contract assets	$554,202	$512,906

Costs and estimated earnings on uncompleted contracts were as follows as of December 31, 2023, and December 31, 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$7,293,246	$6,874,709
Estimated earnings	456,852	398,917
Costs incurred and estimated earnings	7,750,098	7,273,626
Less: billings to date	(7,417,861)	(6,924,358)
Costs to fulfill contracts, net	28,614	32,081
Net contract position	$360,851	$381,349

Our net contract position is included on the consolidated balance sheets under the following captions:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Contract assets	$554,202	$512,906
Contract liabilities	(193,351)	(131,557)
Net contract position	$360,851	$381,349

On certain projects we have submitted and have pending unresolved contract modifications and/or affirmative claims to recover additional costs to which we believe we are entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement. As of December 31, 2023, and December 31, 2022, we have recorded $306.4 million and $260.8 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of the years ended December 31, 2023 and December 31, 2022, as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Costs in excess of billings	$208,203	$156,127
Investments	98,209	104,643
Claims asset total	$306,412	$260,770

On January 1, 2023, we had contract liabilities of $131.6 million, of which $124.1 million was recognized as revenue during the year ended December 31, 2023.

On January 1, 2022, we had contract liabilities of $111.2 million, of which $102.5 million was recognized as revenue during the year ended December 31, 2022.

8. Property and Equipment

As of December 31, 2023, and December 31, 2022, property and equipment consisted of the following:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Land	$6,170	$6,211
Buildings	30,904	31,225
Auto and trucks	32,792	29,967
Machinery and equipment	305,068	304,501
Assets in progress	7,209	162
Office and safety equipment	1,258	1,244
Property and equipment, at cost	383,401	373,310
Less: accumulated depreciation	(281,251)	(259,226)
Property and equipment, net	$102,150	$114,084

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recorded depreciation expense of $29.9 million, $44.6 million, and $45.0 million, respectively.

9. Intangibles

For the year ended December 31, 2023, we performed a qualitative analysis of our indefinite-lived intangible asset and goodwill and noted no indicators of impairment. Through our analysis, we determined that it is not more likely than not that the carrying value of our indefinite-lived intangible asset and goodwill exceeded its fair value. We had goodwill of $1.5 million as of December 31, 2023, and December 31, 2022.

As of December 31, 2023, and December 31, 2022, intangible assets, net consisted of the following:

	December 31, 2023
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Finite-lived intangible assets:
Backlog	1.0	4,732	4,230	502

Total intangible assets, net		$5,912	$4,230	$1,682

	December 31, 2022
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Finite-lived intangible assets:
Backlog	0.7	4,732	3,694	1,038

Total intangible assets, net		$5,912	$3,694	$2,218

We recorded amortization of intangible assets of $0.5 million, $1.0 million, and $1.8 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

10. Long-Term Debt

Long-term debt and credit facilities consisted of the following as of December 31, 2023, and December 31, 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Secured notes	$210,197	$177,914
Mortgage notes	689	901
Revolving credit facility	90,000	95,000
OEM notes	—	31
Total debt	300,886	273,846
Unamortized deferred financing costs	(526)	(246)
Total debt, net	300,360	273,600
Less: Current portion	(48,454)	(46,322)
Total long-term debt	$251,906	227,278

The weighted average interest rate on total debt outstanding as of December 31, 2023, and December 31, 2022, was 6.12% and 4.02%, respectively.

As of December 31, 2023, our fleet of equipment was subject to liens securing our debt.

In February 2024, the Company amended the revolving credit facility to restructure certain covenant levels. We are currently in compliance with all applicable debt covenants, as amended or waived. The waiver period included in the amended agreement is through December 31, 2024.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million in deferred financing costs. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. As of December 31, 2023, $90.0 million was drawn on the revolver, and we had $10.0 million available. The revolver is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which is included in other income, net on our consolidated statements of operations. and $0.6 million as bank service charges in connection with the refinancing. As of December 31, 2023, we had secured notes expiring between February 2024 and March 2033. Interest rates on the secured notes range between 1.29% and 8.0%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of December 31, 2023, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

OEM Notes

We enter into Original Equipment Manufacturer (“OEM”) notes in order to complete certain specialty construction projects. As of December 31, 2023, we did not have any outstanding OEM notes.

Debt Maturity

Future long-term maturities are as follows for the years ending December 31:

(Amounts in thousands)	December 31, 2023
2024	$48,454
2025	140,170
2026	36,899
2027	30,189
2028	22,534
Thereafter	22,640
Total	$300,886

11. Leases

We have operating and finance leases for corporate offices, construction site related real estate, and construction equipment.

The components of lease cost for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, are as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Finance leases
Amortization of finance leases	$4,560	$7,580	$4,912
Interest on lease liabilities	359	547	749
Total finance lease cost	4,919	8,127	5,661
Operating lease cost	17,100	18,874	18,962
Short-term lease cost	31,753	22,710	21,134
Total lease cost	$53,772	$49,711	$45,757

Lease costs for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, are as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$16,893	$18,769	$18,946
Operating cash flows for finance leases	359	547	749
Financing cash flows for finance leases	4,835	8,157	4,716
Operating leases
ROU assets obtained in exchange for lease liabilities	12,164	19,558	12,391
Finance leases
ROU assets obtained in exchange for lease liabilities	1,710	—	3,660

Additional information related to our leases for the year ended December 31, 2023 and December 31, 2022, is as follows:

Weighted average remaining lease term (in years)	December 31, 2023	December 31, 2022
Operating leases	1.7	1.6
Finance leases	2.1	2.0
Weighted average discount rate
Operating leases	3.80%	3.00%
Finance leases	5.50%	4.80%

The following tables set forth supplemental consolidated balance sheets information related to operating and finance leases as of December 31, 2023 and December 31, 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$12,492	$16,893
Short-term operating lease liabilities	$8,862	$11,844
Long-term operating lease liabilities	3,526	4,696
Total operating lease liabilities	$12,388	$16,540

Finance leases
Property and equipment	$26,012	$25,890
Accumulated amortization	(18,485)	(17,231)
Property and equipment, net	$7,527	$8,659

Short-term lease liabilities	$5,219	$4,728
Long-term lease liabilities	1,720	5,336
Total finance lease liabilities	$6,939	$10,064

Maturities of non-cancellable operating and financing leases as of December 31, 2023, are summarized in the table below:

(Amounts in thousands)	Finance Leases	Operating Leases	Total
2024	$5,385	$9,118	$14,503
2025	829	2,348	3,177
2026	410	898	1,308
2027	410	281	691
2028	345	143	488
Thereafter	—	—	—
Total	7,379	12,788	20,167
Less: present value discount	(440)	(400)	(840)
Lease liability	$6,939	$12,388	$19,327

Practical Expedients

We elected the package of practical expedients for adoption of the leases standard permitted under the transition guidance. The expedients allow us to carry forward historical lease classification, indirect costs, and the original determination of whether or not a contract contained an embedded lease.

12. Preferred Stock and Limited Liability Company

During the year ended December 31, 2023, the Board of Directors approved the redemption of 17.0 million shares of Series A preferred stock and 7.4 million shares of Series B preferred stock. The preferred stock redemption was completed with a $1 per share value in exchange for a $23.8 million ten-year promissory note and $0.6 million forgiveness of accounts receivable due from holders of preferred stock.

As of December 31, 2022, Oscar Renda Contracting, Inc., (“Oscar Renda”), had 17.0 million shares of Series A preferred stock outstanding. The Series A preferred stock has a par value of $1 and cumulative dividends payable annually at the prime rate published in the Wall Street Journal. The redemption rate of $1 per share is subject to a Board of Directors vote.

As of December 31, 2022, Oscar Renda had 7.4 million shares of Series B preferred stock outstanding. Series B preferred stock has a par value of $1 and cumulative dividends payable annually at the prime rate published in the Wall Street Journal. The redemption rate of $1 per share is subject to a Board of Directors vote.

13. Income Taxes

Prior to the Merger, Southland LLC, and various domestic subsidiaries, elected to be taxed as an S-corporation, under the provisions of Subchapter S of the Internal Revenue Code. As such, their respective earnings were not subject to entity level income tax, but instead, the owners were liable for federal income taxes on their respective shares of the applicable income. American Bridge and Oscar Renda, two domestic subsidiaries of Southland LLC, had historically been taxed as separate C-corporations and their income subject to entity-level tax.

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, will elect to file a consolidated corporate income tax return for the 2023 calendar year.

For consolidated financial statement and income tax purposes, we report our income under the percentage-of-completion input method. Deferred income taxes arise from timing differences resulting from income and expense items reported in different years for financial accounting and tax purposes. Deferred taxes are classified as noncurrent.

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we recorded tax expense as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Current income tax
Federal	$710	$9,079	$7,481
State	620	4,493	1,125
Foreign	2,633	1,821	2,092
Deferred income tax
Federal	(6,394)	(499)	18,330
State	(2,616)	(1,059)	2,421
Foreign	(319)	(914)	(1,798)
Valuation allowance	(3,161)	369	(18,706)
Total tax expense (benefit)	$(8,527)	$13,290	$10,945

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Statutory rate	$(5,721)	$15,947	$11,020
Untaxable earnings	—	(2,115)	12,073
State income taxes - net of federal benefit	(2,918)	77	3,911
Change in effective state tax rate	940	—	—
Revocation of s-corporation status	4,799	—	—
Earnout	(4,345)	—	—
Foreign rate differential	(5,501)	—	—
Change in valuation allowances	(3,161)	369	(18,706)
Effect of foreign tax credits	(443)	(2,493)	(327)
Effect of uncertain tax positions	459	1,355	2,709
Prior year true-ups	297	196	—
Effect of GILTI Inclusion	8,193	3,863	—
Effect of deferred true-ups	254	(3,572)	—
Research and development tax credits	(1,062)	—	—
Other	(318)	(337)	265
Income tax expense (benefit)	$(8,527)	$13,290	$10,945

The Federal statutory tax rate is 21%. Southland effective tax rate was 31.3%, 17.6%, and 20.9% for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. The largest differences in our tax rate were that Southland and multiple of our affiliates have elected to be S corporations which are not subject to federal taxes for tax years ending December 31, 2022 and December 31, 2021 and subsequently revoked the S-corporation effective January 1, 2023.  Additionally, foreign tax rate differences in the United States and Bahamas, as well as the effects from the Global Intangible Low-Taxed Income (“GILTI”) inclusions resulted in a difference from the federal statutory rate to Southland’s effective tax rate. A summary reconciliation between the federal statutory rate and our effective rate is below:

(Amounts in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Statutory rate	21.0%	21.0%	21.0%
Untaxable earnings	—%	(2.8)%	23.0%
State income taxes - net of federal benefit	10.7%	0.1%	7.5%
Change in effective state tax rate	(3.5)%	—%	—%
Revocation of s-corporation status	(17.6)%	—%	—%
Earnout	15.9%	—%	—%
Foreign rate differential	20.2%	—%	—%
Change in valuation allowances	11.6%	0.5%	(35.6)%
Effect of foreign tax credits	1.6%	(3.3)%	(0.6)%
Effect of uncertain tax positions	(1.7)%	1.8%	5.2%
Prior year true-ups	(1.1)%	0.3%	—%
Effect of GILTI Inclusion	(30.1)%	5.1%	—%
Effect of deferred true-ups	(0.9)%	(4.7)%	—%
Research and development tax credits	3.9%	—%	—%
Other	1.3%	(0.4)%	0.5%
Income tax expense	31.3%	17.6%	20.9%

The following tables summarize the components of deferred income tax assets and deferred tax liabilities as of December 31, 2023, and December 31, 2022:

(Amounts in thousands)	December 31, 2023	December 31, 2021
Deferred tax assets:
Federal net operating loss carryforwards	$23,526	$20,426
Deferred compensation	3,231	1,728
Lease liability	3,013	2,225
Income from surety	—	1,860
Capitalized research and development expenditures	10,815	1,811
Interest expense limitation	4,386	—
Loss Reserves	4,172	—
Other	2,400	2,052
Total deferred tax assets	51,543	30,102

Valuation allowance	(19,419)	(21,703)

Deferred tax liabilities:
Property and equipment	(8,522)	(2,408)
Intangible assets in excess of tax basis	(635)	(623)
Passthrough income / joint ventures	(4,122)	(975)
ROU asset	(3,035)	(2,264)
Deminimis contracts	(3,127)	—
Other	(3,735)	(5,521)
Total deferred tax liabilities	(23,176)	(11,791)

Net deferred tax liabilities	$8,948	$(3,392)

As of December 31, 2023, and December 31, 2022, we have available, federal net operating losses (“NOLs”) totaling $0.2 million and $0.0 million, respectively with an indefinite carryforward period. We also have state NOLs totaling $41.9 million and $0.0 million, respectively with various expiration dates the earliest being December 31, 2023 as well as foreign NOL carryfowards that total $83.4 million and $82.1 million, respectively, related to Canada and the United Kingdom. United Kingdom NOLs do not expire. Canada NOLs will begin to expire in 2038.

Unremitted earnings of our non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant to the overall financials due to an earnings and profits (“E&P”) deficit.

The need for a valuation allowance is assessed on a jurisdiction by jurisdiction basis for each tax reporting group. Due to the revocation of the S-corporation status on various entities, our domestic filing group is in a three-year cumulative income position, and we have removed the valuation allowance recorded against deferred tax assets from American Bridge Companies. Minor valuation allowances remain on domestic deferred tax assets relating to foreign tax credits and interest expense carryforwards due to separate return limitation year rules. Our foreign tax credits are set to expire after December 31, 2031. The interest expense carryforward has an indefinite carryforward period, but is not expected to be utilized based on forecasts.

As a result of historic losses in Canada and UK, these two American Bridge foreign jurisdictions have a full valuation allowance against the net deferred tax assets. There is no valuation allowance recorded on Southland Mole of Canada or Oscar Renda Contracting in the US because these companies and jurisdictions file tax returns separately and account for $1.9 million and $0.6 million of the recorded deferred tax liability as of December 31, 2023.

As of December 31, 2023, and December 31, 2022, we had uncertain tax positions, inclusive of interest and penalties, as follows:

(Amounts in thousands)	December 31, 2023	December 31, 2022
Balance at beginning of period	$4,063	$2,708
Additions to current year tax positions	—	866
Additions to interest and penalties on prior year tax positions taken	459	489
Balance at end of period	$4,522	$4,063

As of December 31, 2023, and December 31, 2022, $0.9 million and $0.6 million were accrued for interest and penalties liability. We classify interest and penalties attributable to income taxes as part of income tax expense.

As of December 31, 2023, it is not possible to reasonably estimate the expected change to the total amount of unrecognized tax benefits in the next twelve months.

We are subject to taxation in the United States, various states, and foreign jurisdictions. We remain subject to examination by tax authorities for 2013 and 2014, due to the carryback of net operating losses enabled by the CARES Act, and for tax years 2020 – 2023. American Bridge is currently under IRS audit for tax year ended December 31, 2018. Southland does not anticipate a significant impact to the consolidated financial statements as a result of this audit.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2023, the excise tax on corporate share repurchases is not expected to impact the Company as the Company has no plans for repurchases in the coming year.

14. Multiemployer Plans

We are participants in various multiemployer defined benefit pension plans under the terms of collective bargaining agreements covering our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers.
c.	If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following are the multiemployer plans providing pension benefits in which we participate:

A.	Northwest Ironworkers Retirement Trust – Seattle, Washington
B.	IUOE Local 302 & 612 Construct – WA State
C.	Carpenters Trust of Western Washington Local 196
D.	Iron Workers Union Security Funds
E.	Excavators Union Local 731 Pension Fund
F.	Carpenters District Council of Kansas City Pension Fund
G.	California Ironworkers Field Pension Fund
H.	Ironworkers Pension Plan of Western Pennsylvania
I.	Teamsters Local 282 Pension Trust Fund

			Pension	Pension	Pension		2023	2022	2021
			Protection Act	Protection Act	Protection Act	FIP/RP Status	Contributions	Contributions	Contributions	Expiration
	EIN/ Pension	Latest 5500	Zone Status -	Zone Status -	Zone Status -	Pending /	(Amounts in	(Amounts in	(Amounts in	Date of
Plan	Plan #	Year Ending	2023 (a)	2022 (a)	2021 (a)	Implemented (b)	thousands)	thousands)	thousands)	CBA
A	91-6123688	6/30/2022	G	G	G	No	$85	$731	$2,564	6/30/2024
B	91-6028571	12/31/2022	G	G	G	No	360	544	616	5/31/2024
C	91-6029051	12/31/2022	G	G	G	No	276	572	507	5/31/2025
D	51-6102576	12/31/2022	G	G	G	FIP Implemented	2,597	2,996	519	6/30/2024
E	13-1809825	12/31/2022	G	G	G	No	811	930	324	4/30/2026
F	43-6108379	3/31/2022	G	G	G	No	196	—	77	4/30/2024
G	95-6042866	5/31/2022	G	G	G	No	126	111	87	12/31/2025
H	25-1283169	12/31/2022	G	G	G	FIP Implemented	33	48	70	5/31/2024
I	11-6245313	2/28/2022	G	G	R	No	248	295	225	6/30/2024
J	11-2392157 36-6052390	2/1/2021	G	G	G	No	—	100	32	6/30/2023
K	91-6066773	4/1/2021	G	G	G	No	—	179	18	3/31/2024
L	94-6277608	6/1/2021	G	G	G	FIP Implemented	—	212	—	6/30/2021
M	43-6052659	10/31/2020	G	G	G	No	—	166	118	7/31/2023
	All Others						1,620	409	700	Various
							$6,352	$7,293	$5,857

We did not contribute or participate as a signatory in any multiemployer plans prior to our acquisition of American Bridge in 2020.

(a)	The most recent Pension Protection Act zone status available is as of the plans’ year end. The zone status (as defined by the Pension Protection Act) represents the level at which the plan is funded. Plans in the red zone (R) are less than 65% funded; plans in the yellow zone (Y) are more than 65% funded, but less than 80% funded; plans in the green zone (G) are at least 80% funded. A multiemployer defined benefit pension plan that has been certified in the yellow or red zone may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable Funding Improvement Plan (FIP) or Rehabilitation Plan (RP). We were not required to pay any surcharges to any plans in 2021 or 2020.
(b)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a FIP or RP is either pending or has been implemented.

Such plans are administered through the unions involved. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits, if any, in the event of a withdrawal from a plan or plan termination. We have no present intention of withdrawing from any of these plans, and we have not been informed that there is any intention to terminate such plans.

We also contribute to multiemployer plans in Canada. Contributions to those plans totaled approximately $0.0 million, $0.0 million, and $0.2 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

In addition to the aforementioned plans, we contribute to various multiemployer defined contribution plans. Total contributions to these plans during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were approximately $4.7 million, $5.1 million and $3.2 million, respectively.

We also contribute to various multiemployer health and welfare plans. Total contributions for the years ended December 31, 2023, December 31, 2022, December 31, 2021, were $7.2 million, $7.9 million and $5.8 million, respectively.

Contributions made to multiemployer plans covered by a project labor agreement, which do not require us to become signatory to the unions, have not been included in the aforementioned amounts as the risk is limited to contributions on the applicable project.

15. Collaboration Agreement

In the past we have participated in a collaborative arrangement with S. J. Louis, Inc. (“SJ Louis”) to pursue various construction projects. The scope of services provided by us and SJ Louis would vary from project to project. When a project was successfully awarded as a result of this collaborative arrangement it would be awarded solely to us, or SJ Louis. The party that was awarded the contract would book costs incurred by, or due to, the other party as cost of construction. The amounts due to the collaborative arrangement as of December 31, 2023 and December 31, 2022 were $18.6 and $18.5, respectively, which are included in accrued liabilities on the consolidated balance sheets.

16. Related Parties

We have multiple business arrangements with related parties which include our own employees and officers. They are summarized in the table below.

		As of
Description	Balance sheet classification	December 31, 2023	December 31, 2022
Accounts receivable from employees	Accounts receivable, net	$224	$181
Accounts receivable from officers(1)	Accounts receivable, net	—	2,712
Accounts receivable from related parties	Other noncurrent assets	—	1,347
Accounts receivable from the preferred stockholders	Other noncurrent assets	—	645
Accounts payable to related parties	Accounts payable	388	—
Accrued distributions to related parties	Accrued liabilities	3,536	—
Notes payable due to related parties	Long-term debt	31,622	9,069
Noncurrent liability due to related parties	Other noncurrent liabilities	42,642	—
Total related party transactions		$78,412	$13,954
(1)	Accounts receivable from officers was satisfied prior to consummating the Merger.

We and certain of our subsidiaries enter cost sharing arrangements when such an arrangement would be operationally efficient.

The relationships between us and our related parties could result in operating results or financial positions that could differ from those that would have been obtained if the companies were autonomous.

17. Commitments and Contingencies

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

Accordingly, it is possible that future developments in such proceedings and inquiries could require us to (i) adjust existing accruals, or (ii) record new accruals that we did not originally believe to be probable or that could not be reasonably estimated. Such changes could be material to our financial condition, results of operations, and/or cash flows in any particular reporting period. In addition to matters that are considered probable for which the loss can be reasonably estimated, disclosure is also provided when it is reasonably possible and estimable that a loss will be incurred, when it is reasonably possible that the amount of a loss will exceed the amount recorded, or a loss is probable, but the loss cannot be estimated.

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of December 31, 2023, and December 31, 2022. Our estimates of such matters could change in future periods.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of December 31, 2023, and December 31, 2022. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

18. Remaining Unsatisfied Performance Obligations

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

The following schedule shows the RUPO as of December 31, 2023, and December 31, 2022:

(Amounts in millions)	December 31, 2023	December 31, 2022
Remaining Unsatisfied Performance Obligations	$2,835	$2,973

The Company expects to recognize approximately 40% of its RUPOs as revenue during the next twelve months, and the remaining balance thereafter.

19. Profit Sharing Plan

Some of our affiliates offer a voluntary 401(k) profit sharing plan and trust to their employees. Employees may elect to defer a portion of their salary to the plan. Our contributions are based on matching a percentage of employee contributions. We may make additional discretionary contributions. During the years ended December 31, 2023, December 31, 2022, and December 31, 2021, we made contributions of $1.9 million, $1.8 million, and $2.2 million, respectively.

20. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on their ownership percentages.

We own an 84.7% interest in Oscar Renda as of December 31, 2023, December 31, 2022, and December 31, 2021.

We own a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of December 31, 2023, December 31, 2022, and December 31, 2021.

We acquired the remaining 20.0% stake in Heritage Materials during March 2021 and owned 100% of Heritage Materials as of December 31, 2023, December 31, 2022, and December 31, 2021.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At December 31, 2023, American Bridge was responsible for approximately 82% of the total contracted work.

We consolidated each of Oscar Renda Contracting of Canada, Southland Technicore Mole joint venture, Southland Astaldi joint venture, and American Bridge/Commodore joint venture as a result of our significant influence and ownership percentage over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our consolidated statements of operations and balances on the consolidated balance sheets.

Revenue and net income attributable to noncontrolling interests is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Revenue	$41,589	$38,526	$59,437
Net income attributable to noncontrolling interests	538	2,108	2,810

21. Share-Based Compensation

On May 24, 2022, the board of directors of Legato Merger Corp. II, a Delaware corporation, adopted Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our Common Stock were reserved for issuance under the 2022 Plan of which 2,011,189 remained available as of December 31, 2023.

Restricted Stock Units (“RSUs”): RSUs are issued for compensatory purposes. RSU stock compensation cost is measured at our Common Stock’s fair value based on the market price at the date of grant. We recognize stock compensation cost only for RSUs that we estimate will ultimately vest. We estimate the number of shares that will ultimately vest at each grant date based on our historical experience and adjust stock compensation cost based on changes in those estimates over time.

A summary of the changes in our RSUs during the year ended December 31, 2023 is as follows (shares in thousands):

	December 31, 2023
	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	—	$—
Granted	209,203	8.43
Vested	(35,870)	5.94
Forfeited	—	—
Outstanding, ending balance	173,333	$8.94

Compensation cost related to RSUs was $0.9 million for the year ended December 31, 2023, which is included in selling, general and administrative expenses on the consolidated statements of operations. As of December 31, 2023, there was $0.9 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 0.6 years. As of December 31, 2022, and December 31, 2021, there was no share-based compensation.

22. Loss per Share

Basic and diluted net loss per share for the year ended December 31, 2023 consisted of the following (in thousands, except shares and per share amounts):

Year Ended
December 31, 2023
Numerator:
Net loss	$(18,715)
Less net income attributable to noncontrolling interests	538
Net loss attributable to common stockholders, basic and diluted	(19,253)

Denominator(1):
Weighted average common shares outstanding — basic	47,088,813
Weighted average common shares outstanding — diluted	47,088,813

Net loss per share — basic	$(0.41)
Net loss per share — diluted	$(0.41)
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

Due to the net loss for the year ended December 31, 2023, the potential dilution from the Warrants and unvested RSUs converting into 14,385,500 shares and 173,333 shares of Common Stock, respectively, have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

23. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the consolidated balance sheets as of December 31, 2023. Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which was recorded in other noncurrent liabilities on the consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term.

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of Common Stock and 14,385,500 warrants, each exercisable for a share of Common Stock at an exercise price of $11.50 per share (including Public and Private placement warrants), outstanding.

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

For the year ended December 31, 2023, we recorded a reversal of a contingent liability related to the earnout shares for an amount of $20.7 million due to changes in the likelihood of earnout shares being issued based on 2023 performance. This is included in other income, net on our consolidated statements of operations.

24. Subsequent Events

We have evaluated subsequent events through the date financial statements were available for issuance to determine if their occurrence after the balance sheet date requires adjustment to the consolidated financial statements or disclosures. We have concluded no such adjustment is necessary.