Form 10-Q
period 2024-03-31
Southland Holdings, Inc.
filed 2024-05-13
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 9, 2024, there were 48,025,688 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the impact of the novel coronavirus (“COVID-19”) pandemic and its effect on our business and financial condition;
●	Manage risks associated with operational changes in response to the COVID-19 pandemic;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire and protect intellectual property;
●	Meet future liquidity requirements and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic and business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of debt markets;
●	Enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any rise in interest rates which would increase our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; and
●	Successfully defend or pursue claims and litigation.

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those

i

discussed under the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), “Item 1A. Risk Factors” to Part II in this Quarterly Report and other reports or documents we file with the Securities and Exchange Commission (“SEC”), could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this Quarterly Report:

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

In addition, statements of belief and similar statements reflect our reasonable beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed under the headings “Item 1A. Risk Factors and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	March 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$31,239	$49,176
Restricted cash	15,278	14,644
Accounts receivable, net	217,233	194,869
Retainage receivables	118,558	109,562
Contract assets	570,120	554,202
Other current assets	14,632	20,083
Total current assets	967,060	942,536

Property and equipment, net	102,773	102,150
Right-of-use assets	10,494	12,492
Investments - unconsolidated entities	124,628	121,648
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,120	3,235
Deferred tax asset	11,896	11,496
Goodwill	1,528	1,528
Intangible assets, net	1,616	1,682
Other noncurrent assets	1,711	1,711
Total noncurrent assets	260,356	258,532
Total assets	$1,227,416	$1,201,068

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$202,441	$162,464
Retainage payable	43,422	40,950
Accrued liabilities	117,714	124,667
Current portion of long-term debt	46,425	48,454
Short-term lease liabilities	11,096	14,081
Contract liabilities	185,183	193,351
Total current liabilities	606,281	583,967

Long-term debt	255,590	251,906
Long-term lease liabilities	4,985	5,246
Deferred tax liabilities	2,250	2,548
Long-term accrued liabilities	49,593	49,109
Other noncurrent liabilities	47,738	47,728
Total long-term liabilities	360,156	356,537
Total liabilities	966,437	940,504

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 48,025,688 and 47,891,984 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in-capital	270,801	270,330
Accumulated deficit	(19,659)	(19,253)
Accumulated other comprehensive loss	(1,832)	(1,460)
Total stockholders' equity	249,315	249,622
Noncontrolling interest	11,664	10,942
Total equity	260,979	260,564
Total liabilities and equity	$1,227,416	$1,201,068

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
(Amounts in thousands except shares and per share data)	March 31, 2024	March 31, 2023
Revenue	$288,097	$274,829
Cost of construction	267,676	255,886
Gross profit	20,421	18,943
Selling, general, and administrative expenses	14,394	15,571
Operating income	6,027	3,372
Loss on investments, net	(76)	(32)
Other income (loss), net	536	(2,599)
Interest expense	(5,655)	(3,254)
Earnings (losses) before income taxes	832	(2,513)
Income tax expense	307	1,753
Net income (loss)	525	(4,266)
Net income attributable to noncontrolling interests	931	398
Net loss attributable to Southland Stockholders	$(406)	$(4,664)

Net loss per share attributable to common stockholders
Basic	$(0.01)	(0.11)
Diluted	$(0.01)	(0.11)
Weighted average shares outstanding
Basic	47,925,072	44,407,831
Diluted	47,925,072	44,407,831

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Net income (loss)	$525	$(4,266)
Foreign currency translation adjustment, net of tax	(581)	506
Comprehensive loss, net of tax	(56)	(3,760)
Comprehensive income attributable to noncontrolling interest	722	400
Comprehensive loss attributable to Southland Stockholders	$(778)	$(4,160)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	$—	$5	$(1,460)	$270,330	$(19,253)	$—	$10,942	$260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	—	(206)
Share Based Compensation	—	—	—	—	—	677	—	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	—	931	525
Other comprehensive loss	—	—	—	—	(372)	—	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$—	$11,664	$260,979

	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	24,400,000	—	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	44,407,831	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	24,400,000	44,407,831	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400,000)	—	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	—	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	—	—	(110)	(110)
Net (loss) income	—	—	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income	—	—	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	—	44,407,831	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income (loss)	$525	$(4,266)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	5,577	8,560
Deferred taxes	(642)	(514)
Change in fair value of earnout liability	—	2,936
Share based compensation	677	—
Gain on sale of assets	(2,385)	(967)
Foreign currency remeasurement (gain) loss	64	(5)
Earnings from equity method investments	(1,907)	(3,242)
TZC investment present value accretion	(627)	(603)
Loss on trading securities, net	76	32
Changes in assets and liabilities:
Accounts receivable	(32,071)	(49,278)
Contract assets	(16,175)	(30,306)
Prepaid expenses and other current assets	5,450	119
Right-of-use assets	1,994	(1,764)
Accounts payable and accrued expenses	40,059	33,705
Contract liabilities	(8,162)	7,241
Operating lease liabilities	(1,883)	1,820
Other	(467)	1,753
Net cash used in operating activities	(9,897)	(34,779)

Cash flows from investing activities:
Purchase of property and equipment	(3,128)	(1,166)
Proceeds from sale of property and equipment	2,657	1,295
Contributions to other investments	(13)	(81)
Distributions from other investments	52	—
Net cash (used in) provided by investing activities	(432)	48

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	3,000
Borrowings on notes payable	222	181
Payments on notes payable	(10,650)	(12,382)
Payments of deferred financing costs	(75)	—
Advances from related parties	—	(493)
Payments from related parties	125	6
Payments on finance lease	(1,359)	(1,189)
Distribution to members	—	(110)
Payment of taxes related to net share settlement of RSUs	(206)	—
Other	—	17,088
Net cash (used in) provided by financing activities	(6,943)	6,101

Effect of exchange rate on cash	(31)	190

Net decrease in cash and cash equivalents and restricted cash	(17,303)	(28,440)
Beginning of period	63,820	71,991
End of period	$46,517	$43,551

Supplemental cash flow information
Cash refunds from income taxes	$454	$87
Cash paid for interest	$5,527	$3,230
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$1,252	$6,416
Assets obtained in exchange for notes payable	$3,341	$2,299
Related party payable exchanged for note payable	$3,797	$—
Issuance of post-merger earn out shares	$—	$35,000
Dividend financed with notes payable	$—	$50,000

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report which was filed on Form 10-K on March 4, 2024.

The accompanying consolidated balance sheet and related disclosures as of December 31, 2023, have been derived from the Form 10-K filed on March 4, 2024. The Company’s financial condition as of March 31, 2024, and operating results for the three months ended March 31, 2024, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

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

(Amounts in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents at beginning of period	$49,176	$57,915
Restricted cash at beginning of period	14,644	14,076
Cash, cash equivalents, and restricted cash at beginning of period	$63,820	$71,991

Cash and cash equivalents at end of period	$31,239	$49,176
Restricted cash at end of period	15,278	14,644
Cash, cash equivalents, and restricted cash at end of period	$46,517	$63,820

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three months ended March 31, 2024 and 2023, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2024 and 2023, we did not identify any triggering events that would require a quantitative assessment.

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions, and future expectations. Normal contracts receivables are typically due 30 days after the issuance of the invoice. Retainages are due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables are typically due two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

As of March 31, 2024, and December 31, 2023, we had an allowance for credit losses of $1.2 million and $1.3 million, respectively.

Recently Issued Accounting Pronouncements

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

Recent SEC Rules

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Unless legal challenges to the rule prevail, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports, and the revisions to Regulation S-X would apply to our financial statements beginning with our fiscal year ending December 31, 2025. We are currently assessing the effect of these new rules on our condensed consolidated financial statements and related disclosures.

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2024, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three months ended March 31, 2024, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2024.

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

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of common stock and 14,385,500 warrants, each exercisable for a share of common stock at an exercise price of $11.50 per share (including public and private placement warrants) (each a “Warrant” and together, collectively, the “Warrants”), outstanding.

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

4. Fair Value Investments

Fair value of investments measured on a recurring basis as of March 31, 2024, and December 31, 2023, were as follows:

	As of
	March 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,120	—	—	3,120
Total noncurrent	3,120	—	—	3,120
Overall Total	$3,120	$—	$—	$3,120

	As of
	December 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,235	—	—	3,235
Total noncurrent	3,235	—	—	3,235
Overall Total	$3,235	$—	$—	$3,235

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

Our contract structure allows for variable consideration. A significant portion of this variable consideration comes in the form of change order requests and claims. Other variable consideration can include performance bonuses, incentives, liquidated damages, and other terms that can either raise or lower the total transaction price. We estimate variable consideration based on the probability of being entitled to collection of specific amounts. We include amounts that we believe we have an enforceable right to collect based on our probability of success with specific claims or contractual rights. Our estimates of total variable consideration rely on all available information about our customer including historical, current, and forecasted information.

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

We review and update our contract estimates regularly. Any adjustments in estimated profit on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods are then recognized using an updated estimate that uses inputs consisting of the estimated transaction price and the estimated remaining costs to be incurred on the project.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of March 31, 2024 and December 31, 2023, we had $16.1 million and $17.3 million, respectively, in accrued loss provisions.

As of March 31, 2024 and December 31, 2023, we had $162.9 million and $139.6 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiation with our customers or other third parties.

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

Segment Revenue

Revenue by segment for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2024		March 31, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$84,273	29.3%	$72,989	26.6%
Transportation	203,824	70.7%	201,840	73.4%
Total revenue	$288,097	100.0%	$274,829	100.0%

Segment Gross Profit

Gross profit by segment for the three months ended March 31, 2024 and 2023, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2024		March 31, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$17,870	21.2%	$8,766	12.0%
Transportation	2,551	1.3%	10,177	5.0%
Gross profit	$20,421	7.1%	$18,943	6.9%

Revenue earned outside of the United States was 26% and 23% for the three months ended March 31, 2024 and 2023, respectively.

6. Debt

Long-term debt and credit facilities consisted of the following as of March 31, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Secured notes	$206,892	$210,197
Mortgage notes	667	689
Revolving credit facility	95,000	90,000
Total debt	302,559	300,886
Unamortized deferred financing costs	(544)	(526)
Total debt, net	302,015	300,360
Less: Current portion	(46,425)	(48,454)
Total long-term debt	$255,590	251,906

The weighted average interest rate on total debt outstanding as of March 31, 2024 and December 31, 2023, was 6.21% and 6.12%, respectively.

As of March 31, 2024, our fleet of equipment was subject to liens securing our debt.

In February 2024, the Company amended the revolving credit facility to restructure certain covenant levels through December 31, 2024.  In May 2024, the Company amended the revolving credit facility to extend the maturity to April 15, 2025 and a waiver was granted for certain debt covenants as of March 31, 2024. We are currently in compliance with all applicable debt covenants, as amended or waived. The Company projects to be in compliance with all applicable debt covenants through March 31, 2025.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million in deferred financing costs. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 3.00%. The waiver granted for March 31, 2024 covenant non-compliance amended the revolving credit facility limit to $95.0 million, required a $5.0 million cash collateral deposit to be made by June 15, 2024, and extended maturity to April 15, 2025. As of March 31, 2024, $95.0 million was drawn on the revolving credit facility. The revolving credit facility is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of March 31, 2024, we had outstanding secured notes expiring between April 2024 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of March 31, 2024, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of March 31, 2024, and December 31, 2023. Our estimates of such matters could change in future periods.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of March 31, 2024, and December 31, 2023. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

8. Income Taxes

Prior to the Merger in 2023, Southland LLC, and various domestic subsidiaries, elected to be taxed as an S-corporation, under the provisions of Subchapter S of the Internal Revenue Code. As such, their respective earnings were not subject to entity level income tax, but instead, the owners were liable for federal income taxes on their respective shares of the applicable income. American Bridge and Oscar Renda, two domestic subsidiaries of Southland LLC, had historically been taxed as separate C-corporation and their income subject to entity-level tax.

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland Holdings LLC, and their domestic subsidiaries, elected to file a consolidated corporate income tax return for the 2023 calendar year.

Effective January 1, 2024 Southland Holdings LLC and subsidiary filing group elected to join the Southland Holdings, Inc. and Subsidiaries filing group to have all domestic corporate entities included within one consolidated federal income tax return for the 2024 calendar year.

The federal statutory tax rate is 21%. Southland’s effective tax rate was 36.9% for the three months ended March 31, 2024. The primary differences between the statutory rate and the effective rate were due to state income taxes including adjustments in the quarter for additional state refunds received previously not recorded and a change in state rate applied to deferred tax assets and liabilities. Additionally, as with previous periods, the Company has recorded income earned in a foreign jurisdiction with a zero tax rate; however, that foreign income is included within U.S taxable income through GILTI. Lastly, the Company has recorded an additional $0.3 million in calculated penalties and interest mainly related to the previously recorded uncertain tax position accrual related to 2020 U.S. federal net operating loss treatment.

Southland’s effective tax rate was a negative 69.8% for the three months ended March 31, 2023. The primary difference between the statutory rate and the Company’s effective rate was due to the pre-tax loss and the change in the U.S consolidated filing structure effective January 1, 2023, as a result of the Merger.  This change in filing structure required recording deferred tax assets and liabilities related to entities previously not subject to income tax with $5.0 million being recorded to income tax expense for the three months ended March, 31 2023.  As the Merger did not require acquisition accounting under U.S. GAAP, the recording of these deferred tax assets and liabilities was recorded to current operations in accordance with the requirements under ASC 740.  Additionally, $1.1 million was recorded to income tax expense as of March 31, 2023 due to the change in the state effective tax rate applied to both American Bridge and Oscar Renda deferred tax assets and liabilities.  Lastly, as a result of the new U.S. consolidated filing structure, Southland is in a net deferred tax liability position for both federal and state income tax. As a result the U.S. and state deferred tax assets are considered to be more-likely-than-not realizable, and therefore a valuation allowance is not deemed necessary. The previously recorded valuation allowance related to American Bridge federal and state net deferred tax assets has been removed resulting with a benefit to income tax of $3.8 million recorded in the three months ended March 31, 2023.

Southland is in a net deferred tax asset position for both federal and state income tax mainly resulting from the capitalization of R&D expenses under IRC 174 offset by a deferred tax liability for the acceleration of depreciation for income tax purposes as for the three month period ended March 31, 2024. Southland is in a three-year cumulative book income position after adjusting for permanent and one-time items and is forecasting that the net deferred tax assets, are more-likely-than-not to be fully utilized.

9. Remaining Unsatisfied Performance Obligations

Remaining Unsatisfied Performance Obligations (“RUPO”) consists of two components: (1) unearned revenue and (2) awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in RUPO once a contract has been fully executed and/or we have received a formal “Notice to Proceed” from the project owner.

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

The following schedule shows the RUPO as of March 31, 2024, and December 31, 2023:

	As of
(Amounts in millions)	March 31, 2024	March 31, 2023
Remaining Unsatisfied Performance Obligations	$2,639	$2,862

The Company expects to recognize approximately 42% of its RUPOs as revenue during the next twelve months, and the balance thereafter.

10. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of March 31, 2024, and December 31, 2023, consisted of the following:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Costs in excess of billings	$539,407	$525,588
Costs to fulfill contracts, net	30,713	28,614
Contract assets	$570,120	$554,202

Costs and estimated earnings on uncompleted contracts were as follows as of March 31, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$7,416,687	$7,293,246
Estimated earnings	406,603	456,852
Costs incurred and estimated earnings	7,823,290	7,750,098
Less: billings to date	(7,469,066)	(7,417,861)
Costs to fulfill contracts, net	30,713	28,614
Net contract position	$384,937	$360,851

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Contract assets	$570,120	$554,202
Contract liabilities	(185,183)	(193,351)
Net contract position	$384,937	$360,851

As of March 31, 2024, and December 31, 2023, we had recorded $323.3 million and $306.4 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of March 31, 2024, and December 31, 2023, as follows:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023
Costs in excess of billings	$225,121	$208,203
Investments	98,222	98,209
Claims asset total	$323,343	$306,412

On January 1, 2024, we had contract liabilities of $193.4 million, of which $93.5 million was recognized as revenue during the three months ended March 31, 2024.

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

We owned an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of March 31, 2024, and March 31, 2023.

We owned a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of March 31, 2024, and March 31, 2023.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture. According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. At March 31, 2024, American Bridge was responsible for approximately 83% of the total contracted work.

We consolidated each of Oscar Renda Contracting, Inc., Southland Technicore Mole joint venture, Southland Astaldi joint venture, and American Bridge/Commodore Joint Venture as a result of our ownership percentage over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

12. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $1.1 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively. Accounts payable balance due to this subcontractor was $2.6 million and $0.4 million as of March 31, 2024 and December 31, 2023. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

13. Share-Based Compensation

On May 24, 2022, the board of directors of Legato Merger Corp. II, a Delaware corporation, adopted Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 1,772,583 remained available as of March 31, 2024.

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

A summary of the changes in our RSUs during the three months ended March 31, 2024 is as follows (shares in thousands):

	March 31, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	173,333	$8.94
Granted	238,606	5.16
Vested	(133,704)	6.62
Canceled	(41,568)	8.32
Outstanding, ending balance	236,667	$6.54

Compensation cost related to RSUs was $0.7 million for the three months ended March 31, 2024, which is included in selling, general and administrative expenses on the consolidated statements of operations. As of March 31, 2024, there was $1.4 million of unrecognized compensation cost related to RSUs which will be recognized over a remaining weighted-average period of 3.3 years.

14. Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended
	March 31, 2024	March 31, 2023
Numerator:
Net income (loss)	$525	$(4,266)
Less net income attributable to noncontrolling interests	931	398
Net loss attributable to common stockholders, basic and diluted	(406)	(4,664)

Denominator(1):
Weighted average common shares outstanding — basic	47,925,072	44,407,831
Weighted average common shares outstanding — diluted	47,925,072	44,407,831

Net loss per share — basic	$(0.01)	$(0.11)
Net loss per share — diluted	$(0.01)	$(0.11)

As the average market price of common stock for the three months ended March 31, 2024 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

Market Trends and Uncertainties

In both our Transportation and Civil segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national, and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our 33 market areas, both geographically and from an end market perspective. The degree and type of competition is influenced by the type and scope of construction projects within individual markets. Equipment ownership and ability to self-perform across numerous disciplines are two of our significant competitive advantages. We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial strength, as well as knowledge of local markets and conditions. We believe that we can compete favorably in all of these factors.

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

We believe that the combination of our experience, reputation, and technical expertise places us at the top among companies of our size. This combination of skills has allowed us to pursue complex projects with fewer competitors.

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

More information about our accounting policies can be found in Note 2 of our audited financial statements, and Management’s Discussion and Analysis, for the year ended December 31, 2023 on our Annual Report on Form 10-K, as originally filed with the SEC on March 4, 2024.

Materials and Paving

In the second quarter of 2023, Southland decided to discontinue certain types of projects in its Materials & Paving business line (“M&P”) and sold assets related to producing large scale concrete and asphalt. M&P is reported in the Transportation segment. In an effort to wind down this component of its Transportation segment and reallocate resources towards core operations, the Company sold various materials production assets. The Company has concluded this action with M&P does not qualify for Discontinued Operations treatment and presentation under ASC 205-20 as it does not represent a strategic shift in the Company’s business.  For the three months ended March 31, 2024, M&P contributed $38.6 million to revenue and $10.4 million in gross loss. This compares to $58.1 million to revenue and $10.6 million to gross loss for the three months ended March 31, 2023. As of March 31, 2024, approximately 7.7% of Southland’s backlog was in M&P, and Southland estimates this work to be substantially completed in the next 15 months.

Results of Operations

The following table sets forth summary financial information for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Revenue	$288,097	$274,829
Cost of construction	267,676	255,886
Gross profit	20,421	18,943
Selling, general, and administrative expenses	14,394	15,571
Operating income	6,027	3,372
Loss on investments, net	(76)	(32)
Other income (loss), net	536	(2,599)
Interest expense	(5,655)	(3,254)
Earnings (losses) before income taxes	832	(2,513)
Income tax expense	307	1,753
Net income (loss)	525	(4,266)
Net income attributable to noncontrolling interests	931	398
Net loss attributable to Southland Stockholders	$(406)	$(4,664)

Revenue

Revenue for the three months ended March 31, 2024, was $288.1 million, an increase of $13.3 million, or 4.8%, compared to the three months ended March 31, 2023. The increase was primarily attributable to an $11.3 million increase of revenue in our Civil segment and a $2.0 million increase in revenue in our Transportation segment.

Cost of construction

Cost of construction for the three months ended March 31, 2024, was $267.7 million, an increase of $11.8 million, or 4.6%, compared to the three months ended March 31, 2023. The increase was primarily attributable to a $2.2 million increase in our Civil segment and a $9.6 million increase in our Transportation segment.

Gross profit

Gross profit for the three months ended March 31, 2024, was $20.4 million, an increase of $1.5 million, or 7.8%, compared to the three months ended March 31, 2023. The increase was primarily attributable to a $9.1 million increase in our Civil segment offset by a $7.6 million decrease in our Transportation segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended March 31, 2024, were $14.4 million, a decrease of $1.2 million, or 7.6%, compared to the three months ended March 31, 2023. The decrease was due to a reduction of public company costs and incentive compensation expense in 2024 compared to the same period in 2023.

Interest expense

Interest expense for the three months ended March 31, 2024, was $5.7 million, an increase of $2.4 million, or 73.8%, compared to the three months ended March 31, 2023. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings. We also experienced increased borrowing costs on our revolving credit facility compared to the same period in 2023.

Income tax expense

Income tax expense for the three months ended March 31, 2024, was $0.3 million, or an effective rate of 36.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however that foreign income is included within U.S. taxable income through GILTI, and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Income tax expense for the three months ended March 31, 2023, was $1.8 million, or an effective rate of negative 69.8%. The difference from the federal statutory tax rate of 21% was driven by the pre-tax loss, change in the U.S. consolidated filing structure as a result of the Merger, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Segment Results

The following table sets forth segment information for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	March 31, 2024		March 31, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$84,273	29.3%	$72,989	26.6%
Transportation	203,824	70.7%	201,840	73.4%
Total revenue	$288,097	100.0%	$274,829	100.0%

	Three Months Ended
(Amounts in thousands)	March 31, 2024		March 31, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$17,870	21.2%	$8,766	12.0%
Transportation	2,551	1.3%	10,177	5.0%
Gross profit	$20,421	7.1%	$18,943	6.9%

Civil

Revenue for the three months ended March 31, 2024, was $84.3 million, an increase of $11.3 million, or 15.5%, compared to the three months ended March 31, 2023. This was primarily attributable to increased revenues of $7.5 million from a project in Colorado and $7.1 million from a water pipeline project in the Southwest, for the three months ended March 31, 2024 versus the same period in 2023.

Gross profit for the three months ended March 31, 2024, was $17.9 million, or 21.2% of segment revenue, compared to $8.8 million, or 12.0% of segment revenue, for the three months ended March 31, 2023. The primary drivers to the increase of $9.1 million were increased profit contribution of $2.4 million for a project in Colorado, $2.2 million from a water project on the east coast and $3.8 million from two water projects in the Southwest for the three months ended March 31, 2024 versus the same period in 2023.

Transportation

Revenue for the three months ended March 31, 2024, was $203.8 million, an increase of $2.0 million, or 1.0%, compared to the three months ended March 31, 2023. The increase was primarily attributable to increased revenues of $15.0 million and $7.6 million from a project in the Bahamas and a bridge project on the east coast, respectively, in the three months ended March 31, 2024 versus the same period in 2023. These increases were offset by decreased revenue from the M&P line of $19.5 million in the three months ended March 31, 2024 versus the same period in 2023.

Gross profit for the three months ended March 31, 2024, was $2.6 million, or 1.3% of segment revenue, compared to gross profit of $10.2 million, or 5.0% of segment revenue, for the three months ended March 31, 2023. The primary contributions to the decrease of $7.6 million was a decrease in profitability of $7.2 million from a bridge project in the Midwest, for the three months ended March 31, 2024 versus the same period in 2023.

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

EBITDA and Adjusted EBITDA

In our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). EBITDA assists management and the board of directors and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations.

Additionally, it is also customary to manage our business using adjusted EBITDA, which may include adjustments such as, but is not limited to, certain non-cash charges, stock-based compensation, and other one-time income or expenses (“Adjusted EBITDA”). Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may have future activities similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net loss to Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business. Below is a reconciliation of net loss to Adjusted EBITDA.

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Net loss attributable to Southland Stockholders	$(406)	$(4,664)
Depreciation and amortization	5,577	8,560
Income tax expense	307	1,753
Interest expense	5,655	3,254
Interest income	(184)	(137)
EBITDA	10,949	8,766
Transaction related costs	—	1,035
Contingent earnout consideration non-cash expense reversal	—	2,936
Adjusted EBITDA	$10,949	$12,737

Backlog

We define contract backlog (“Backlog”) as a measure of the total amount of revenue remaining to be earned on projects that have been awarded. Backlog consists of two components: (1) unearned revenue and (2) contracts awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in Backlog once a contract has been fully executed and/or we have received a formal “Notice to Proceed” from the project owner.

(Amounts in thousands)
Balance December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	100,893
Less: contract revenue recognized in 2024	(296,947)
Balance March 31, 2024	$2,638,912

Backlog should not be considered a comprehensive indicator of future revenue as any of our contracts can be terminated by our customers on relatively short notice, and Backlog does not include future work for which we may be awarded or new awards for which we are awaiting an executed contract or an authorized “Notice to Proceed.” In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, as well as our costs to demobilize from the project site. Costs may include preconstruction and engineering services as well as that of our subcontractors. Our contracts do not typically grant us rights to revenue reflected in Backlog. Projects may remain in the Backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated are not included within our Backlog amount.

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2023	$634,458
New contracts, change orders, and adjustments	74,142
Less: contract revenue recognized in 2024	(90,094)
Balance March 31, 2024	$618,506

Transportation

(Amounts in thousands)
Balance December 31, 2023	$2,200,508
New contracts, change orders, and adjustments	26,751
Less: contract revenue recognized in 2024	(206,853)
Balance March 31, 2024	$2,020,406

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive cash proceeds from the exercise of any Warrants. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On May 9, 2024, the closing price of our common stock was $4.69 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical results, losses and other negative impacts related to M&P and other certain projects, and delays in settling claims and change orders, our liquidity position has been negatively impacted. However, we believe anticipated future operating results, available cash, and other financing sources and initiatives will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions and our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our revolving credit facility agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever required or conditions are favorable to us. We have filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on April 8, 2024 (File No. 333-278008), which allows us to offer and sell up to an aggregate amount of $150.0 million of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or units of these securities from time to time. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	March 31, 2023
Net cash used in operating activities	$(9,897)	$(34,779)
Net cash (used in) provided by investing activities	(432)	48
Net cash (used in) provided by financing activities	(6,943)	6,101
Effect of exchange rate changes	(31)	190
Net change in cash, cash equivalents, and restricted cash	$(17,303)	$(28,440)

Net cash used in operating activities was $9.9 million during the three months ended March 31, 2024, compared to $34.8 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the primary drivers in cash used in operating activities were increases in accounts receivables and contract assets of $32.1 million and $16.2 million, respectively, offset by increases in accounts payable of $40.0 million. During the three months ended March 31, 2023, the primary drivers in cash used in operating activities were increases in accounts receivables and contract assets of $49.3 million and $30.3 million, respectively, offset by increases in accounts payable of $33.7 million and contract liabilities of $7.2 million.

Net cash used in investing activities was $0.4 million during the three months ended March 31, 2024, compared to $0.0 million provided by investing activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, the primary drivers in cash used in investing activities were an increase in purchase of property and equipment of $3.1 million, offset by the increase in proceeds from sale of property and equipment of $2.7 million. During the three months ended March 31, 2023, the primary drivers in cash provided by investing activities were an increase in purchase of property and equipment of $1.2 million, offset by the increase in proceeds from sale of property and equipment of $1.3 million.

Net cash used in financing activities was $6.9 million for the three months ended March 31, 2024, compared to $6.1 million provided by financing activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, the primary drivers in cash provided by financing activities were payments on notes payable and finance leases of $10.7 and $1.4 million, respectively, offset by borrowings on the revolving credit facility of $5.0 million. During the three months ended March 31, 2023, the primary drivers in cash provided by financing activities were payments on notes payable and finance leases of $12.4 million and $1.2 million, respectively, offset by $3.0 million in borrowings on the revolving credit facility and $17.1 million in proceeds from the Merger.

As of March 31, 2024, we had long-term debt of $302.0 million, of which $46.4 million is due within the next twelve months. In February 2024 and May 2024, the Company amended the revolving credit facility to restructure certain covenant levels. We are currently in compliance with all applicable debt covenants, as amended or waived.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million as deferred financing cost. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 2.10%. The waiver granted for March 31, 2024 covenant non-compliance amended the revolving credit facility limit to $95.0 million, required a $5.0 million cash collateral deposit to be made by June 15, 2024, and extended maturity to April 15, 2025. As of March 31, 2024, $95.0 million was drawn on the revolving credit facility.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost and $0.6 million as bank service charges in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations. As of March 31, 2024, we had outstanding secured notes scheduled to expire between April 2024 and March 2033. Interest rates on the secured notes range between 1.29% and 8.00%.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of March 31, 2024, we had outstanding mortgage notes scheduled to expire between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 – “Commitments and Contingencies”, included in the notes to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Item 1A. Risk Factors

Other than as set forth below, there have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2023.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2024

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)