Form 10-Q
period 2024-06-30
Southland Holdings, Inc.
filed 2024-08-13
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 5, 2024, there were 48,105,512 shares of common stock, par value $0.0001 per share, issued and outstanding.

SOUTHLAND HOLDINGS, INC.

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report”), references to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital, and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets; and
●	Successfully defend, pursue or collect claims and litigation.

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

i

●	Litigation, complaints, product liability claims and/or adverse publicity;
●	The impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	Increases and decreases in utility and other energy costs, increased costs related to utility or governmental requirements; and
●	Privacy and data protection laws, privacy or data breaches or the loss of data.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	June 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$52,352	$49,176
Restricted cash	16,817	14,644
Accounts receivable, net	244,174	194,869
Retainage receivables	123,942	109,562
Contract assets	526,379	554,202
Other current assets	16,894	20,083
Total current assets	980,558	942,536

Property and equipment, net	110,992	102,150
Right-of-use assets	10,615	12,492
Investments - unconsolidated entities	123,883	121,648
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,115	3,235
Deferred tax asset	26,910	11,496
Goodwill	1,528	1,528
Intangible assets, net	1,505	1,682
Other noncurrent assets	1,711	1,711
Total noncurrent assets	282,849	258,532
Total assets	$1,263,407	$1,201,068

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$248,660	$162,464
Retainage payable	41,688	40,950
Accrued liabilities	109,766	124,667
Current portion of long-term debt	134,534	48,454
Short-term lease liabilities	10,401	14,081
Contract liabilities	225,193	193,351
Total current liabilities	770,242	583,967

Long-term debt	173,239	251,906
Long-term lease liabilities	4,543	5,246
Deferred tax liabilities	2,017	2,548
Long-term accrued liabilities	50,081	49,109
Other noncurrent liabilities	47,735	47,728
Total long-term liabilities	277,615	356,537
Total liabilities	1,047,857	940,504

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 48,105,512 and 47,891,984 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in-capital	271,423	270,330
Accumulated deficit	(65,736)	(19,253)
Accumulated other comprehensive loss	(2,422)	(1,460)
Total stockholders' equity	203,270	249,622
Noncontrolling interest	12,280	10,942
Total equity	215,550	260,564
Total liabilities and equity	$1,263,407	$1,201,068

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands except shares and per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$251,512	$256,927	$539,609	$531,756
Cost of construction	291,534	290,721	559,210	546,607
Gross loss	(40,022)	(33,794)	(19,601)	(14,851)
Selling, general, and administrative expenses	15,680	16,448	30,074	32,019
Operating loss	(55,702)	(50,242)	(49,675)	(46,870)
Gain (loss) on investments, net	53	50	(23)	18
Other income, net	1,053	24,007	1,589	21,408
Interest expense	(6,720)	(4,305)	(12,375)	(7,559)
Losses before income taxes	(61,316)	(30,490)	(60,484)	(33,003)
Income tax benefit	(15,961)	(18,589)	(15,654)	(16,836)
Net loss	(45,355)	(11,901)	(44,830)	(16,167)
Net income attributable to noncontrolling interests	722	925	1,653	1,323
Net loss attributable to Southland Stockholders	$(46,077)	$(12,826)	$(46,483)	$(17,490)

Net loss per share attributable to common stockholders
Basic	$(0.96)	$(0.27)	$(0.97)	(0.38)
Diluted	$(0.96)	$(0.27)	$(0.97)	(0.38)
Weighted average shares outstanding
Basic	48,030,951	46,870,890	47,978,012	46,043,878
Diluted	48,030,951	46,870,890	47,978,012	46,043,878

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss	$(45,355)	$(11,901)	$(44,830)	$(16,167)
Foreign currency translation adjustment, net of tax	(696)	1,347	(1,277)	1,853
Comprehensive loss, net of tax	(46,051)	(10,554)	(46,107)	(14,314)
Comprehensive income attributable to noncontrolling interest	616	1,124	1,338	1,524
Comprehensive loss attributable to Southland Stockholders	$(46,667)	$(11,678)	$(47,445)	$(15,838)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	$—	$5	$(1,460)	$270,330	$(19,253)	$—	$10,942	$260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	—	(206)
Share Based Compensation	—	—	—	—	—	677	—	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	—	931	525
Other comprehensive loss	—	—	—	—	(372)	—	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$—	$11,664	$260,979
Issuance of shares - RSUs, net of tax	—	79,824	—	—	—	—	—	—	—	—
Share Based Compensation	—	—	—	—	—	622	—	—	—	622
Net income (loss)	—	—	—	—	—	—	(46,077)	—	722	(45,355)
Other comprehensive loss	—	—	—	—	(590)	—	—	—	(106)	(696)
Balance as of June 30, 2024	—	48,105,512	$—	$5	$(2,422)	$271,423	$(65,736)	$—	$12,280	$215,550

	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	24,400,000	—	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	44,407,831	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	24,400,000	44,407,831	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400,000)	—	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	—	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	—	—	(110)	(110)
Net income (loss)	—	—	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income	—	—	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	—	44,407,831	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420
Issuance of post-merger earnout shares	—	3,448,283	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(12,826)	—	925	(11,901)
Other comprehensive income	—	—	—	—	1,149	—	—	—	198	1,347
Balance as of June 30, 2023	—	47,856,114	$—	$8	$(923)	$269,436	$(17,490)	$—	$11,835	$262,866

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(44,830)	$(16,167)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,149	16,736
Loss on extinguishment of debt	111	—
Deferred taxes	(15,870)	(21,866)
Change in fair value of earnout liability	—	(20,689)
Share based compensation	1,299	—
Gain on sale of assets	(2,855)	(85)
Foreign currency remeasurement (gain) loss	4	(3,641)
Earnings from equity method investments	(3,150)	(140)
TZC investment present value accretion	(2,234)	(1,213)
Loss on trading securities, net	23	24
Changes in assets and liabilities:
Accounts receivable	(64,672)	(53,589)
Contract assets	27,398	4,803
Other current assets	3,181	(4,093)
Right-of-use assets	1,873	343
Accounts payable and accrued liabilities	77,204	21,700
Contract liabilities	31,851	65,774
Operating lease liabilities	(1,608)	(126)
Other	(1,340)	1,593
Net cash provided by (used in) operating activities	17,534	(10,636)

Cash flows from investing activities:
Purchase of property and equipment	(4,232)	(4,953)
Proceeds from sale of property and equipment	3,206	7,214
Contributions to other investments	(13)	(21)
Distributions from other investments	110	—
Distributions from investees	4,161	—
Capital contribution to unconsolidated investments	(250)	—
Net cash provided by investing activities	2,982	2,240

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	3,000
Payments on revolving credit facility	(5,000)	—
Borrowings on notes payable	24,678	248
Payments on notes payable	(36,910)	(27,701)
Payments of deferred financing costs	(31)	—
Pre-payment premium	(111)	—
Advances from related parties	138	215
Payments from related parties	—	5
Payments on finance lease	(2,656)	(2,396)
Distribution to members	—	(110)
Payment of taxes related to net share settlement of RSUs	(206)	—
Other	—	17,088
Net cash used in financing activities	(15,098)	(9,651)

Effect of exchange rate on cash	(69)	164

Net increase (decrease) in cash and cash equivalents and restricted cash	5,349	(17,883)
Beginning of period	63,820	71,991
End of period	$69,169	$54,108

Supplemental cash flow information
Cash paid for income taxes	$203	$2,903
Cash paid for interest	$11,970	$7,541
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$4,272	$8,528
Assets obtained in exchange for notes payable	$16,009	$6,667
Related party payable exchanged for note payable	$3,797	$—
Issuance of post-merger earn out shares	$—	$35,000
Dividend financed with notes payable	$—	$50,000

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

Southland Holdings, Inc. and its subsidiaries (“Southland”, the “Company”, “we”, “us”, or “our”) are a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2023, have been derived from the Form 10-K filed on March 4, 2024. The Company’s financial condition as of June 30, 2024, and operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

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

(Amounts in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents at beginning of period	$49,176	$57,915
Restricted cash at beginning of period	14,644	14,076
Total cash, cash equivalents, and restricted cash at beginning of period	$63,820	$71,991

Cash and cash equivalents at end of period	$52,352	$49,176
Restricted cash at end of period	16,817	14,644
Total cash, cash equivalents, and restricted cash at end of period	$69,169	$63,820

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and six months ended June 30, 2024 and 2023, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2024 and 2023, we did not identify any triggering events that would require a quantitative assessment.

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions, and future expectations. Normal contracts receivables are typically due 30 days after the issuance of the invoice. Retainages are due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables, where applicable, are typically due two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

As of June 30, 2024, and December 31, 2023, we had an allowance for credit losses of $1.2 million and $1.3 million, respectively.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2024, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and six months ended June 30, 2024, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2024.

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

Earnout Shares

Pursuant to the Merger Agreement, Southland Members had the potential to be issued additional consideration of up to 10,344,828 shares of common stock for attaining certain performance targets for the years ended December 31, 2022, and December 31, 2023. On April 27, 2023, Southland issued 3,448,283 shares of common stock to the Southland Members pursuant to the attainment of the 2022 Base Target (as defined in the Merger Agreement). Performance targets for December 31, 2023, were not achieved and there are no further issuances to be made under the Merger Agreement. No shares were issued pursuant to the earnout targets for 2023 as neither targets were attained.

4. Fair Value Investments

Fair value of investments measured on a recurring basis as of June 30, 2024, and December 31, 2023, were as follows:

	As of
	June 30, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,115	—	—	3,115
Total noncurrent	3,115	—	—	3,115
Overall Total	$3,115	$—	$—	$3,115

	As of
	December 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,235	—	—	3,235
Total noncurrent	3,235	—	—	3,235
Overall Total	$3,235	$—	$—	$3,235

5. Revenue

Revenue is recognized over time using the input method in accordance with ASC 606, measured by the percentage of cost incurred to date to the estimated total cost for each contract. This method is used because we believe expended cost to be the best available measure of progress on contracts.

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

Estimating cost to complete of long-term contracts involves a significant amount of estimation and judgement. For long-term contracts, we use the calculated transaction price, estimated cost to complete the project, and the total costs incurred on the project to date to calculate the percentage of the project that is complete. The costs to complete the project and the transaction price can change due to unforeseen events that can either increase or decrease total expected revenues and the estimated margin on a particular project.

Our contract structure allows for variable consideration. A significant portion of this variable consideration comes in the form of change order requests and claims. Other variable consideration can include performance bonuses, incentives, liquidated damages, and other terms that can either raise or lower the total transaction price. We estimate variable consideration based on the probability of being entitled to collection of specific amounts and the estimated amount that we will actually collect. We include amounts that we believe we have an enforceable right to collect, and will actually collect, based on our probability of success with specific claims or contractual rights. Our estimates of total variable consideration rely on all available information about our customer including historical, current, and forecasted information.

Many of our contracts require contract modifications resulting from a change in contract scope or requirements. Change orders are issued to document changes to the original contract. Our estimated value on contract modifications may or may not be accepted by our customers. We can have approved and unapproved change orders. Unapproved change orders are contract modifications for which we or our customers have not agreed to terms, scope and price. Contract modifications are necessary for many reasons, including but not limited to, changes to the contract specifications or design from the customer, modification to the original scope, changes to engineering drawings, or other required deviation from the original construction plan. Contract modifications may also be necessary for reasons including, but not limited to, other changes to the contract which may be out of our control, such as rain or other weather delays, incomplete, insufficient, inaccurate engineering drawings, different site conditions from information made available during the estimating process, or other reasons. An unapproved change order may turn into a formal claim if we cannot come to an agreement with the owner but are contractually entitled to recovery of costs and profits for work performed. Costs incurred related to contract modifications are included in the estimated costs to complete and are treated as project costs when incurred. Unless the contract modification is distinct from the other goods and services included within the project, the contract modification is accounted for as part of the existing contract. The effect of any modifications on the transaction price, and our measure of the percentage-of-completion on specific performance obligations for which the contract modification relates, is recognized as a cumulative catch-up adjustment to revenue recognized. In some cases, contract modifications may not be fully settled until after the completion of work as specified in the original contract.

We review and update our contract and cost estimates regularly. Any adjustments in estimated profit on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of the profit adjustment is recognized in the period the adjustment is identified. Revenue and profit in future periods are then recognized using an updated estimate that uses inputs consisting of costs incurred to date, the estimated transaction price and the estimated remaining costs to be incurred on the project.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of June 30, 2024 and December 31, 2023, we had $15.8 million and $17.3 million, respectively, in accrued loss provisions.

As of June 30, 2024 and December 31, 2023, we had $148.8 million and $139.6 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiations with our customers or other third parties.

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

Segment Revenue

Revenue by segment for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$79,368	31.6%	$65,567	25.5%	$163,641	30.3%	$138,556	26.1%
Transportation	172,144	68.4%	191,360	74.5%	375,968	69.7%	393,200	73.9%
Total revenue	$251,512	100.0%	$256,927	100.0%	$539,609	100.0%	$531,756	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and six months ended June 30, 2024 and 2023, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$9,160	11.5%	$5,906	9.0%	$27,030	16.5%	$14,672	10.6%
Transportation	(49,182)	(28.6)%	(39,700)	(20.7)%	(46,631)	(12.4)%	(29,523)	(7.5)%
Gross loss	$(40,022)	(15.9)%	$(33,794)	(13.2)%	$(19,601)	(3.6)%	$(14,851)	(2.8)%

Revenue earned outside of the United States was 19% and 22% for the three months ended June 30, 2024 and 2023, respectively. Revenue earned outside of the United States was 23% and 22% for the six months ended June 30, 2024 and 2023, respectively

6. Debt

Long-term debt and credit facilities consisted of the following as of June 30, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Secured notes	$217,578	$210,197
Mortgage notes	644	689
Revolving credit facility	90,000	90,000
Total debt	308,222	300,886
Unamortized deferred financing costs	(449)	(526)
Total debt, net	307,773	300,360
Less: Current portion	(134,534)	(48,454)
Total long-term debt	$173,239	251,906

The weighted average interest rate on total debt outstanding as of June 30, 2024 and December 31, 2023, was 7.01% and 6.12%, respectively.

As of June 30, 2024, our fleet of equipment was subject to liens securing our debt.

In February 2024, the Company amended the revolving credit facility to restructure certain covenant levels through December 31, 2024.  In May 2024, the Company amended the revolving credit facility to extend the maturity to April 15, 2025 and a waiver was granted for certain debt covenants as of March 31, 2024. In August 2024, the Company amended the revolving credit facility to restructure certain covenant levels through the maturity of the facility. We are currently in compliance with all applicable debt covenants, as amended or waived. The Company projects to be in compliance with all applicable debt covenants through the maturity of the facility.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million in deferred financing costs. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 3.00%. The waiver in May 2024 amended the revolving credit facility limit to $95.0 million, a $5.0 million cash collateral deposit or debt paydown and extended maturity to April 15, 2025. As of June 30, 2024, $90.0 million was drawn on the revolving credit facility. The Company made an additional $3.0 million payment on the revolving credit facility subsequent to June 30, 2024, in connection with a real estate transaction (see Note 15).

The amendment in August 2024 referenced above, included a waiver that required a principal payment of $2.5 million which was made on August 9, 2024, and amended the revolving credit facility limit to $84.5 million. The August 2024 waiver also requires a permanent principal reduction payment of $10.0 million on September 15, 2024, which will further reduce the revolving credit facility limit to $74.5 million. The revolving credit facility is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of June 30, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of June 30, 2024, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of June 30, 2024, and December 31, 2023. Our estimates of such matters could change in future periods.

CityLYNX Project

On November 28, 2016, the City of Charlotte (“City”) awarded Contract Number 2017000790 to Johnson Bros. Corporation, a Southland subsidiary (“JBC”) for the project known as CityLYNX Gold Line Phase 2 – Streetcar Project which extended the previously constructed 1.5-mile streetcar system by 2.5 miles to the east and west and included construction through numerous segments in the heart of downtown Charlotte, North Carolina, as well as the reconstruction of the Hawthorne Lane Bridge (the “Project”).

During the course of the Project, JBC alleges numerous and continuous changes and interferences by the City and the City’s representatives which the City has refused to recognize as a contractual change.

After multiple failed attempts at negotiated settlement, JBC timely filed its original complaint in the General Court of Justice, Superior Court Division in Mecklenburg County, State of North Carolina (the “Court”) on February 20, 2023. JBC filed its First Amended Complaint on April 12, 2023. In the First Amended Complaint, JBC asserted ten claims against the City, including claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and subcontractor pass-through claims (the “Contract Claims”).

On June 1, 2023, the City filed its Motions to Dismiss, Answer to First Amended Verified Complaint and Counterclaim, seeking, in part, the dismissal of all of JBC’s claims (the “Motion to Dismiss”). The Court issued its Order and Opinion on the Motion to Dismiss on February 27, 2024. Among its rulings in the Order, the Court concluded that JBC’s Contract Claims were time-barred in part and dismissed those claims with prejudice “to the extent those claims [arose] from conduct occurring before 31 January 2021.”

JBC then filed Motions on April 17, 2024, seeking reconsideration of the Court’s partial dismissal of the Contract Claims with prejudice and, alternatively, leave to file a second amended complaint (the “Motion for Reconsideration”). After full briefing, the Court convened a hearing on the Motion for Reconsideration on May 30, 2024.

On June 7, 2024, the Court granted JBC’s Motion for Reconsideration in part by amending its previous Order and converting the dismissal to a “without prejudice” dismissal and granting JBC’s motion to file its proposed Second Amended Complaint.

On June 11, 2024, JBC filed its Second Amended Complaint which reiterates the Contract Claims resulting in damages “in an amount in excess of $115,000,000, plus pre-judgement and post-judgement interest.”

JBC and the City have agreed to participate in a mediated settlement conference scheduled for August 15, 2024.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of June 30, 2024, and December 31, 2023. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

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

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, elected to file a consolidated corporate income tax return for the 2023 calendar year.

Effective January 1, 2024, Southland LLC and subsidiary filing group elected to join the Southland Holdings, Inc. and Subsidiaries filing group to have all domestic corporate entities included within one consolidated federal income tax return for the 2024 calendar year.

The federal statutory tax rate is 21%. Southland’s effective tax rate was 26.0% and 61.0% for the three months ended June 30, 2024 and 2023, respectively. The primary differences between the statutory rate and the effective rate for the three months ended June 30, 2024 were due to state income taxes, the recording of a valuation allowances against Johnson Bros. Corporation’s separate company deferred tax assets, federal tax credits, and income earned in a foreign jurisdiction with a zero tax rate; however, that foreign income is included within U.S taxable income through GILTI. The effective tax rate was 25.9% and 51.0% for the six months ended June 30, 2024 and 2023, respectively. The primary differences between the statutory rate and the effective rate for the six months ended June 30, 2024 were due to state income taxes, the recording of a valuation allowance against Johnson Bros. Corporation’s deferred tax assets, and a lower effective rate on overall foreign earnings.

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

As a result of the U.S. consolidated filing structure, Southland LLC in 2023, and subsequent U.S. consolidated filing structure under Southland, Inc. in 2024, the Company is in a net deferred tax asset position for both federal and state income tax due to net operating losses recorded in the three and six month period ended June 30, 2024. The Company is forecasting that the net deferred tax assets, including net operating losses, are more-likely-than-not to be fully utilized. Therefore, a valuation allowance is not deemed necessary as of June 30, 2024 with the exception of Johnson Bros. Corporation’s deferred tax assets. A valuation allowance of $0.9 million was recorded in the three months ending June 30, 2024 against Johnson Bros. Corporation’s net deferred tax assets as they are determined to not be more-likely-than-not to be utilized.

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

As of June 30, 2024, Southland had $2.7 billion of RUPO. The Company expects to recognize approximately 39% of its RUPO as revenue during the next twelve months, and the balance thereafter.

10. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of June 30, 2024, and December 31, 2023, consisted of the following:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Costs in excess of billings	$494,078	$525,588
Costs to fulfill contracts, net	32,301	28,614
Contract assets	$526,379	$554,202

Costs and estimated earnings on uncompleted contracts were as follows as of June 30, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$7,643,320	$7,293,246
Estimated earnings	390,520	456,852
Costs incurred and estimated earnings	8,033,840	7,750,098
Less: billings to date	(7,764,955)	(7,417,861)
Costs to fulfill contracts, net	32,301	28,614
Net contract position	$301,186	$360,851

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Contract assets	$526,379	$554,202
Contract liabilities	(225,193)	(193,351)
Net contract position	$301,186	$360,851

As of June 30, 2024, and December 31, 2023, we had recorded $328.6 million and $306.4 million, respectively, related to claims. The classification of these amounts are represented on the consolidated balance sheets as of June 30, 2024, and December 31, 2023, as follows:

	As of
(Amounts in thousands)	June 30, 2024	December 31, 2023
Costs in excess of billings	$230,329	$208,203
Investments	98,254	98,209
Claims asset total	$328,583	$306,412

On January 1, 2024, we had contract liabilities of $193.4 million, of which $29.5 million and $123.0 million were recognized as revenue during the three and six months ended June 30, 2024, respectively.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $25.1 million and $99.3 million were recognized as revenue during the three and six months ended June 30, 2023, respectively.

11. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We owned an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of June 30, 2024, and June 30, 2023.

We owned a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of June 30, 2024, and June 30, 2023.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture. According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. At June 30, 2024, American Bridge was responsible for approximately 83% of the total contracted work.

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

12. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.4 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively and $1.5 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Accounts payable balance due to this subcontractor was $2.5 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

In the second quarter of 2024 and in connection with the waiver discussed in Note 6, the Company’s Chief Executive Officer (“CEO”), Frank Renda, provided a $10.0 million personal guarantee to Frost Bank.

In the second quarter of 2024 the Company exchanged $13.1 million of amounts due to certain Southland Members for $13.1 million in promissory notes with a three-year term bearing an interest rate of 7.0%. These promissory notes pay interest monthly and are included in long-term debt. These amounts are related to balances due to CEO Frank Renda and Co-Chief Operating Officers Tim Winn and Rudy Renda prior to the Merger.

13. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). On June 25, 2024, the Company’s Board of Directors adopted a new compensation structure for the Company’s Named Executive Officers. Details of this new compensation structure were filed on Form 8-K with the Securities and Exchange Commission on July 1, 2024. A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 1,024,999 remained available as of June 30, 2024.

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

A summary of the changes in our RSUs during the six months ended June 30, 2024 is as follows (shares in thousands):

	June 30, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	173,333	$8.94
Granted	681,310	4.83
Vested	(133,704)	9.35
Canceled	(41,568)	8.32
Outstanding, ending balance	679,371	$5.31

Compensation cost related to RSUs was $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Performance Stock Units (“PSUs”): PSUs provide for the issuance of shares upon vesting, which occurs following the end of the performance period based on achievement of certain metrics as established by the Board of Directors. The Company recognizes expense for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement.

A summary of the changes in our PSUs during the six months ended June 30, 2024 is as follows (shares in thousands):

	June 30, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	—	$—
Granted	304,880	4.58
Outstanding, ending balance	304,880	$4.58

For the three and six months ended June 30, 2024, there was no compensation cost related to PSUs.

As of June 30, 2024, there was $4.3 million of unrecognized compensation cost which will be recognized over a remaining weighted-average period of 2.3 years.

14. Loss per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net loss	$(45,355)	$(11,901)	$(44,830)	$(16,167)
Less net income attributable to noncontrolling interests	722	925	1,653	1,323
Net loss attributable to common stockholders, basic and diluted	(46,077)	(12,826)	(46,483)	(17,490)

Denominator(1):
Weighted average common shares outstanding — basic	48,030,951	46,870,890	47,978,012	46,043,878
Weighted average common shares outstanding — diluted	48,030,951	46,870,890	47,978,012	46,043,878

Net loss per share — basic	$(0.96)	$(0.27)	$(0.97)	$(0.38)
Net loss per share — diluted	$(0.96)	$(0.27)	$(0.97)	$(0.38)

As the average market price of common stock for the three and six months ended June 30, 2024 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and six months ended June 30, 2024, the potential dilution from unvested RSUs converting into 314,769 shares and 297,623 shares of common stock, respectively, have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

15. Subsequent Events

On May 7, 2024, Southland LLC, a subsidiary of the Company, entered into a real estate purchase agreement (the “Purchase Agreement”) by and between Southland Subsidiary and Reksuh Acquisition, LLC (the “Initial Purchaser”) to sell three properties (the “Properties”) as described in the Purchase Agreement (the “Sale Transaction”). On June 6, 2024, pursuant to a first amendment to the Purchase Agreement (the “First Amendment”), Southland LLC and the Initial Purchaser agreed to, among other things, a purchase price for the Properties to $42.5 million. On July 17, 2024, pursuant to a second amendment to the Purchase Agreement (as amended) (the “Second Amendment”), the Initial Purchaser assigned to GCP Southland, LLC (the “Purchaser”) all of the Initial Purchaser’s right, title, and interest in, to and under the Purchase Agreement (as amended). The transactions contemplated by the Purchase Agreement (as amended) closed on July 19, 2024. The Purchaser is majority owned and managed by Goldenrod Companies, LLC. The Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officer, Rudy Renda, hold an indirect minority interest in the Purchaser.

The Properties are comprised of two locations in Texas and one in Pennsylvania. From the total proceeds of $42.5 million, approximately $24.7 million will be used for general corporate purposes, $16.0 million will go towards reducing debt, and the remainder will cover transaction-related expenses. The portion allocated towards reducing debt included a $3.0 million paydown on the revolving credit facility.

In connection with the closing of the transactions contemplated by the Purchase Agreement (as amended), the Company entered into absolute net lease agreements (“Lease Agreements”) with the Purchaser under which the Company will lease the Properties from the Purchaser. The Lease Agreements have an initial term of 20 years with two options to renew for a period of five years each. The Lease Agreements also contain put rights, exercisable by the Purchaser, that would, in the aggregate, require the Company to purchase the Properties for $52.5 million on July 15, 2029 if exercised by the Purchaser. The put rights must be exercised by the Purchaser, if at all, on or before January 17, 2029. The obligations of the Company upon exercise of the put rights are personally guaranteed by the Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officers, Tim Winn and Rudy Renda.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the “Cautionary Note Regarding Forward-Looking Statements” section for a discussion of some of the uncertainties, risks, and assumptions associated with these statements.

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

Key Factors Affecting Results of Operations

Business Environment

Our Civil segment currently operates throughout North America and specializes in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment currently operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and ferris wheels in the world.

Both our Civil and Transportation segments continue to identify new opportunities to grow our business, and the future outlook of the end markets we serve remains positive. Although risk and uncertainty exists, including, but not limited to, the items addressed within our forward-looking statements and risk factors, we believe that we are well positioned to compete on new infrastructure projects in both the public and private sectors. We believe that we have the operational excellence, reputation, and technical skill to continue to grow our business.

Market Trends and Uncertainties

In both our Transportation and Civil segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national, and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas, both geographically and from an end market perspective. The degree and type of competition is influenced by the type and scope of construction projects within individual markets. Equipment ownership and ability to self-perform across numerous disciplines are two of our significant competitive advantages. We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, as well as knowledge of local markets and conditions. We believe that we can compete favorably in all of these factors.

Many of our competitors have the ability to perform work in either the private or public sectors. When opportunities for work in one sector are reduced, competitors tend to look for opportunities in the other sector. This migration has the potential to reduce revenue growth and/or increase pressure on gross profit margins.

We have seen an increase in demand for specialty construction projects in recent years at the federal, state, and local level. We anticipate further spending on infrastructure related to economic stimulus spending including the Infrastructure Investment and Jobs Act that was passed in 2021, and other federal, state, or local initiatives.

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

For the three months ended June 30, 2024, M&P contributed $8.9 million to revenue and $46.8 million in gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $36.7 million to revenue and $49.0 million to gross loss for the three months ended June 30, 2023. For the six months ended June 30, 2024, M&P contributed $47.5 million to revenue and $57.1 million in gross loss. This compares to $94.8 million to revenue and $60.0 million to gross loss for the six months ended June 30, 2023. As of June 30, 2024, approximately 7.3% of Southland’s backlog was in M&P, and Southland estimates this work to be substantially completed in the next 12 months.

Results of Operations

Comparisons of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table sets forth summary financial information for the three months ended June 30, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Revenue	$251,512	$256,927
Cost of construction	291,534	290,721
Gross loss	(40,022)	(33,794)
Selling, general, and administrative expenses	15,680	16,448
Operating loss	(55,702)	(50,242)
Loss on investments, net	53	50
Other income, net	1,053	24,007
Interest expense	(6,720)	(4,305)
Losses before income taxes	(61,316)	(30,490)
Income tax benefit	(15,961)	(18,589)
Net loss	(45,355)	(11,901)
Net income attributable to noncontrolling interests	722	925
Net loss attributable to Southland Stockholders	$(46,077)	$(12,826)

Revenue

Revenue for the three months ended June 30, 2024, was $251.5 million, a decrease of $5.4 million, or 2.1%, compared to the three months ended June 30, 2023. The decrease was primarily attributable to a $19.2 million decrease in revenue in our Transportation segment offset by a $13.8 million increase in revenue in our Civil segment.

Cost of construction

Cost of construction for the three months ended June 30, 2024, was $291.5 million, an increase of $0.8 million, or 0.3%, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $10.5 million increase in our Civil segment offset by a $9.7 million decrease in our Transportation segment.

Gross loss

Gross loss for the three months ended June 30, 2024, was $40.0 million, an increase of $6.2 million, or 18.4%, compared to the three months ended June 30, 2023. The increase was primarily attributable to a $9.5 million increase in gross loss in our Transportation segment offset by a $3.3 million increase in gross profit in our Civil segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended June 30, 2024, were $15.7 million, a decrease of $0.8 million, or 4.7%, compared to the three months ended June 30, 2023. The decrease was primarily due to a reduction of bad debt expense compared to the same period in 2023.

Interest expense

Interest expense for the three months ended June 30, 2024, was $6.7 million, an increase of $2.4 million, or 56.1%, compared to the three months ended June 30, 2023. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on additional borrowings.

Income tax benefit

Income tax benefit for the three months ended June 30, 2024, was $16.0 million, or an effective rate of 26.0%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of a valuation allowance against Johnson Bros. Corporation’s deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however that foreign income is included within U.S. taxable income through GILTI, and the impact of worldwide forecast on the interim calculation under ASC 740.

Income tax benefit for the three months ended June 30, 2023, was $18.6 million, or an effective rate of 61.0%. The difference from the federal statutory tax rate of 21% was driven by the change in the U.S. consolidated filing structure as a result of the Merger, permanent book and tax differences related to earnouts, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Comparisons of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following table sets forth summary financial information for the six months ended June 30, 2024 and 2023:

	Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Revenue	$539,609	$531,756
Cost of construction	559,210	546,607
Gross loss	(19,601)	(14,851)
Selling, general, and administrative expenses	30,074	32,019
Operating loss	(49,675)	(46,870)
Gain (loss) on investments, net	(23)	18
Other income, net	1,589	21,408
Interest expense	(12,375)	(7,559)
Losses before income taxes	(60,484)	(33,003)
Income tax benefit	(15,654)	(16,836)
Net loss	(44,830)	(16,167)
Net income attributable to noncontrolling interests	1,653	1,323
Net loss attributable to Southland Stockholders	$(46,483)	$(17,490)

Revenue

Revenue for the six months ended June 30, 2024, was $539.6 million, an increase of $7.9 million, or 1.5%, compared to the six months ended June 30, 2023. The increase was primarily attributable to a $25.1 million increase of revenue in our Civil segment offset by a $17.2 million decrease in revenue in our Transportation segment.

Cost of construction

Cost of construction for the six months ended June 30, 2024, was $559.2 million, an increase of $12.6 million, or 2.3%, compared to the six months ended June 30, 2023. The increase was primarily attributable to a $12.7 million increase in our Civil segment offset by a $0.1 million decrease in our Transportation segment.

Gross loss

Gross loss for the six months ended June 30, 2024, was $19.6 million, an increase of $4.8 million, or 32.0%, compared to the six months ended June 30, 2023. The increase was primarily attributable to a $17.1 million increase in gross loss in our Transportation segment offset by a $12.3 million increase in gross profit in our Civil segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the six months ended June 30, 2024, were $30.1 million, a decrease of $1.9 million, or 6.1%, compared to the six months ended June 30, 2023. The decrease was primarily driven by decreases of $0.7 million in bad debt, $0.6 million in licenses and fees, and $0.4 million in public company costs compared to the same period in 2023.

Interest expense

Interest expense for the six months ended June 30, 2024, was $12.4 million, an increase of $4.8 million, or 63.7%, compared to the six months ended June 30, 2023. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on additional borrowings.

Income tax benefit

Income tax benefit for the six months ended June 30, 2024, was $15.7 million, or an effective rate of 25.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however that foreign income is included within U.S. taxable income through GILTI, and the recording of a valuation allowance against Johnson Bros. Corporation’s deferred tax assets.

Income tax benefit for the six months ended June 30, 2023, was $16.8 million, or an effective rate of 51.0%. The difference from the federal statutory tax rate of 21% was driven by the change in the U.S. consolidated filing structure as a result of the Merger, permanent book and tax differences related to earnouts, and elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023.

Segment Results

Comparisons of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table sets forth segment information for the three months ended June 30, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$79,368	31.6%	$65,567	25.5%
Transportation	172,144	68.4%	191,360	74.5%
Total revenue	$251,512	100.0%	$256,927	100.0%

	Three Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$9,160	11.5%	$5,906	9.0%
Transportation	(49,182)	(28.6)%	(39,700)	(20.7)%
Gross loss	$(40,022)	(15.9)%	$(33,794)	(13.2)%

Civil

Revenue for the three months ended June 30, 2024, was $79.4 million, an increase of $13.8 million, or 21.0%, compared to the three months ended June 30, 2023. This was primarily attributable to increased revenues of $6.7 million from a water project in North Dakota, $6.0 million from a water project in the Southwest, and $4.7 million from a water project in Texas, for the three months ended June 30, 2024 versus the same period in 2023. These increases were partially offset by decreased revenue of $4.4 million from a tunnel project in Texas for the three months ended June 30, 2024 versus the same period in 2023.

Gross profit for the three months ended June 30, 2024, was $9.2 million, or 11.5% of segment revenue, compared to $5.9 million, or 9.0%, of segment revenue, for the three months ended June 30, 2023. The primary drivers to the increase of $3.3 million were increased profit contribution of $2.2 million from a water project in Texas and $1.7 million from a water project in North Dakota, for the three months ended June 30, 2024 versus the same period in 2023.

Transportation

The Company settled several contract disputes in its Transportation Segment that impacted the three months ended June 30, 2024. These settlements resulted in approximately $39.7 million of non-recurring reductions to gross profit in the Transportation segment that arose from the M&P business. As a result of these settlements, the Company will receive approximately $58.0 million of cash in the third quarter of 2024.

Revenue for the three months ended June 30, 2024, was $172.1 million, a decrease of $19.2 million, or 10.0%, compared to the three months ended June 30, 2023. The decrease was primarily attributable to decreased revenues of $27.7 million from the M&P line, $23.4 million from a street maintenance project in Texas, and $10.6 million from a project in the Bahamas, for the three months ended June 30, 2024 versus the same period in 2023. These decreases were partially offset by increased revenue of $32.4 million from three bridge projects on the east coast and $10.0 million from an elevated roadway and bridge project in Florida for the three months ended June 30, 2024 versus the same period in 2023.

Gross loss for the three months ended June 30, 2024, was $49.2 million, or (28.6)% of segment revenue, compared to gross loss of $39.7 million, or (20.7)% of segment revenue, for the three months ended June 30, 2023. The primary contributions to the increase in gross loss of $9.5 million were decreases in profitability of $6.6 million from a street maintenance project in Texas and $3.6 million for a bridge project on the east coast, for the three months ended June 30, 2024 versus the same period in 2023.

Comparisons of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following table sets forth segment information for the six months ended June 30, 2024 and 2023:

	Six Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$163,641	30.3%	$138,556	26.1%
Transportation	375,968	69.7%	393,200	73.9%
Total revenue	$539,609	100.0%	$531,756	100.0%

	Six Months Ended
(Amounts in thousands)	June 30, 2024		June 30, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$27,030	16.5%	$14,672	10.6%
Transportation	(46,631)	(12.4)%	(29,523)	(7.5)%
Gross loss	$(19,601)	(3.6)%	$(14,851)	(2.8)%

Civil

Revenue for the six months ended June 30, 2024, was $163.6 million, an increase of $25.1 million, or 18.1%, compared to the six months ended June 30, 2023. The increase was primarily attributable to increased revenues of $13.1 million from a water pipeline project in the Southwest, $10.8 million from a project in Colorado, and $8.0 million from a water treatment project in Texas, for the six months ended June 30, 2024 versus the same period in 2023. These increases were partially offset by decreased revenue of $6.1 million from a tunnel project in Canada for the six months ended June 30, 2024 versus the same period in 2023.

Gross profit for the six months ended June 30, 2024, was $27.0 million, or 16.5% of segment revenue, compared to $14.7 million, or 10.6% of segment revenue, for the six months ended June 30, 2023. The primary drivers to the increase of $12.4 million were increased profit contribution of $3.7 million for a water project in Texas, $3.6 million for a project in Colorado, and $5.5 million from two water projects in the Southwest, for the six months ended June 30, 2024 versus the same period in 2023.

Transportation

The Company settled several contract disputes in its Transportation Segment that impacted the six months ended June 30, 2024. These settlements resulted in approximately $39.7 million of non-recurring reductions to gross profit in the Transportation segment that arose from the M&P business. As a result of these settlements, the Company will receive approximately $58.0 million of cash in the third quarter of 2024.

Revenue for the six months ended June 30, 2024, was $376.0 million, a decrease of $17.2 million, or 4.4%, compared to the six months ended June 30, 2023. This was primarily attributable to decreased revenues of $47.2 million from the M&P line and $33.1 million from a street maintenance project in Texas for the six months ended June 30, 2024 versus the same period in 2023. These decreases were partially offset by increased revenues of $39.4 million from two bridge projects on the east coast, $11.4 million from an elevated roadway and bridge project in Florida, and $10.8 million from a project in the Bahamas, for the six months ended June 30, 2024 versus the same period in 2023.

Gross loss for the six months ended June 30, 2024, was $46.6 million, or (12.4)% of segment revenue, compared to gross loss of $29.5 million, or (7.5)% of segment revenue, for the six months ended June 30, 2023. The primary contributions to the increase of gross loss of $17.1 million was a decrease in profitability of $10.5 million from a bridge project in the Midwest and $9.1 million from a street maintenance project in Texas, for the six months ended June 30, 2024 versus the same period in 2023. This decrease was partially offset by an increase in profitability of $2.6 million from a water project in Kentucky, for the six months ended June 30, 2024 versus the same period in 2023.

Key Business Metrics

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP measures to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that the non-GAAP financial information may be helpful in assessing our operating performance and facilitates an alternative comparison between fiscal periods. The non-GAAP financial measures are not, and should not be viewed as, a substitute for GAAP reporting measures.

EBITDA and Adjusted EBITDA

In our industry, it is customary to manage our business using earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). EBITDA assists management and the Board of Directors and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure and expenses that do not relate to our core operations. Our computation of EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA in the same fashion.

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

Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. The reconciliation of net loss to EBITDA and Adjusted EBITDA below should be reviewed, and no single financial measure should be relied upon to evaluate our business. Below is a reconciliation of net loss to EBITDA and Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net loss attributable to Southland Stockholders	$(46,077)	$(12,826)	$(46,483)	$(17,490)
Depreciation and amortization	5,572	8,176	11,149	16,736
Income tax benefit	(15,961)	(18,589)	(15,654)	(16,836)
Interest expense	6,720	4,305	12,375	7,559
Interest income	(176)	(161)	(360)	(298)
EBITDA	(49,922)	(19,095)	(38,973)	(10,329)
Transaction related costs	—	559	—	1,594
Contingent earnout consideration non-cash expense reversal	—	(23,625)	—	(20,689)
Adjusted EBITDA	$(49,922)	$(42,161)	$(38,973)	$(29,424)

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

(Amounts in thousands)
Balance December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	475,655
Less: contract revenue recognized in 2024	(566,872)
Balance June 30, 2024	$2,743,749

Backlog should not be considered a comprehensive indicator of future revenue as many of our contracts can be terminated by our customers on relatively short notice, and Backlog does not include future work for which we may be awarded or new awards for which we are awaiting an executed contract or an authorized “Notice to Proceed.” In the event of a cancelation, we are typically reimbursed for all of our costs through a specific contractual date, our costs to demobilize from the project site, and in certain cases overhead costs and profit associated with the contract through the cancellation date. Costs may include preconstruction and engineering services as well as that of our subcontractors. Our contracts do not typically grant us rights to revenue reflected in Backlog. Projects may remain in the Backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated are not included within our Backlog amount.

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2023	$634,458
New contracts, change orders, and adjustments	417,761
Less: contract revenue recognized in 2024	(174,504)
Balance June 30, 2024	$877,715

Transportation

(Amounts in thousands)
Balance December 31, 2023	$2,200,508
New contracts, change orders, and adjustments	57,894
Less: contract revenue recognized in 2024	(392,368)
Balance June 30, 2024	$1,866,034

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive cash proceeds from the exercise of any Warrants that are exercised on a cash basis. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On August 5, 2024, the closing price of our common stock was $3.33 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions, our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our revolving credit facility agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever required or conditions are favorable to us. We have filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on April 8, 2024 (File No. 333-278008), which allows us to offer and sell up to an aggregate amount of $150.0 million of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or units of these securities from time to time subject to Instruction I.B.6 to Form S-3 which limits the aggregate market value of securities we may sell during any 12 consecutive months to one-third of our public float for so long as our public float is less than $75.0 million. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended
(Amounts in thousands)	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$17,534	$(10,636)
Net cash provided by investing activities	2,982	2,240
Net cash used in financing activities	(15,098)	(9,651)
Effect of exchange rate changes	(69)	164
Net change in cash, cash equivalents, and restricted cash	$5,349	$(17,883)

Net cash provided by operating activities was $17.5 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash provided by operating activities were an increase of $77.2 million in accounts payable and accrued liabilities, an increase of $31.9 million in contract liabilities, a decrease of $27.4 million in contract assets and $11.1 million in depreciation and amortization, offset by an increase of $64.7 million in accounts receivables, $44.8 million in net loss, $15.9 million in deferred taxes and $3.2 million in earnings from equity method investments. Net cash used in operating activities was $10.6 million during the six months ended June 30, 2023. During the six months ended June 30, 2023, the primary drivers in cash used in operating activities were an increase of $53.6 million in accounts receivable, $21.9 million in deferred taxes, $20.7 million of changes in the fair value of earnout liability, and $16.2 million in net losses, offset by a $65.8 million increase in contract liabilities and a $21.7 million increase in accounts payable and accrued liabilities.

Net cash provided by investing activities was $3.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash provided by investing activities were proceeds from sale of property and equipment of $3.2 million and distributions from investees of $4.2 million, offset by purchases of property and equipment of $4.2 million. Net cash provided by investing activities was $2.2 million during the six months ended June 30, 2023. During the six months ended June 30, 2023, the primary drivers in cash provided by investing activities were proceeds from sale of property and equipment of $7.2 million, which was partially offset by purchases of property and equipment of $5.0 million.

Net cash used in financing activities was $15.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash used in financing activities were $36.9 million of payments on notes payable and $2.7 million of payments on finance leases, offset by $24.7 million of borrowings on notes payable. Net cash used in financing activities was $9.7 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, the primary drivers in cash used in financing activities were $27.7 million of payments on notes payable that were offset by $17.1 million of proceeds from the Merger and $3.0 million in borrowings on a line of credit.

As of June 30, 2024, we had total long-term debt of $307.8 million, of which $134.5 million is due within the next twelve months. In February 2024, May 2024 and August 2024, the Company amended the revolving credit facility to restructure certain covenant levels. We are currently in compliance with all applicable debt covenants, as amended or waived.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the revolving credit facility agreement had been amended and increased to $100.0 million. In August 2023, the revolving credit facility was extended through January 15, 2025 and we incurred $0.3 million in deferred financing costs. The revolving credit facility agreement bears interest on drawn balances at 1-month SOFR, subject to a floor of 0.90%, plus an applicable margin rate of 3.00%. The waiver in May 2024 amended the revolving credit facility limit to $95.0 million, a $5.0 million cash collateral deposit, or debt paydown and extended maturity to April 15, 2025. As of June 30, 2024, $90.0 million was drawn on the revolving credit facility. The Company made an additional $3.0 million payment on the revolving credit facility subsequent to June 30, 2024, in connection with a real estate transaction (see Note 15).

The waiver in August 2024 referenced above required a principal payment of $2.5 million which was made on August 9, 2024, and amended the revolving credit facility limit to $84.5 million. The August 2024 waiver also requires a permanent principal reduction payment of $10.0 million on September 15, 2024, which will further reduce the revolving credit facility limit to $74.5 million. The revolving credit facility is collateralized by certain real estate assets, unencumbered assets, and a junior lien position on certain assets of Southland.

On August 9, 2024, the Company executed a term sheet with a new lender that will refinance the revolving credit facility and certain secured notes. The Company expects to close this refinance before the permanent $10.0 million principal reduction discussed above. The Company will announce additional details on this new long-term debt facility when the transaction is finalized.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The new equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost and $0.6 million as bank service charges in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations. As of June 30, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Mortgage Notes

We also enter into mortgage notes in order to finance growth within our business. As of June 30, 2024, we had outstanding mortgage notes scheduled to expire between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%.

Short-Term Incentive Plan Obligations

On June 25, 2024, the Board of Directors of Southland Holdings, Inc. approved adjustments to the compensation arrangements of the Company’s named executive officers (“NEOs”). The NEOs’ incentive compensation is subject to the terms of the Company’s Short-Term Incentive Plan (“STIP”), which includes a cash target between 75% and 100% of base salary depending on the NEO’s position. 70% of the STIP is based on certain performance metrics and 30% is discretionary. The NEOs can earn anywhere between 0% and 165% of their STIP target, based on Company and individual performance.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Real Estate Purchase Agreement, by and between Southland Holdings, LLC and Reksuh Acquisition, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.2

First Amendment to Real Estate Purchase Agreement, by and between Southland Holdings, LLC and Reksuh Acquisition, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report o Form 8-K filed with the SEC on July 23, 2024).

10.3

Second Amendment and Assignment and Assumption of Real Estate Purchase Agreement, by and between Southland Holdings, LLC, Reksuh Acquisition, LLC, American Bridge Company and GCP Southland, LLC, dated July 17, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.4

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.5

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.6

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 13, 2024

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)