Form 10-Q
period 2024-09-30
Southland Holdings, Inc.
filed 2024-11-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 1, 2024, there were 48,105,512 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	September 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$91,378	$49,176
Restricted cash	15,370	14,644
Accounts receivable, net	193,124	194,869
Retainage receivables	108,651	109,562
Contract assets	456,176	554,202
Other current assets	19,223	20,083
Total current assets	883,922	942,536

Property and equipment, net	114,034	102,150
Right-of-use assets	13,584	12,492
Investments - unconsolidated entities	125,588	121,648
Investments - limited liability companies	2,590	2,590
Investments - private equity	3,095	3,235
Deferred tax asset	39,334	11,496
Goodwill	1,528	1,528
Intangible assets, net	1,418	1,682
Other noncurrent assets	1,701	1,711
Total noncurrent assets	302,872	258,532
Total assets	$1,186,794	$1,201,068

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$164,897	$162,464
Retainage payable	35,954	40,950
Accrued liabilities	101,939	124,667
Current portion of long-term debt	43,072	48,454
Short-term lease liabilities	8,829	14,081
Contract liabilities	243,505	193,351
Total current liabilities	598,196	583,967

Long-term debt	275,237	251,906
Long-term lease liabilities	6,085	5,246
Deferred tax liabilities	1,952	2,548
Long-term accrued liabilities	58,075	49,109
Financing obligations, net	41,464	—
Other noncurrent liabilities	47,751	47,728
Total long-term liabilities	430,564	356,537
Total liabilities	1,028,760	940,504

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 48,105,512 and 47,891,984 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in-capital	271,798	270,330
Accumulated deficit	(120,463)	(19,253)
Accumulated other comprehensive loss	(2,276)	(1,460)
Total stockholders' equity	149,064	249,622
Noncontrolling interest	8,970	10,942
Total equity	158,034	260,564
Total liabilities and equity	$1,186,794	$1,201,068

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands except shares and per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$173,320	$312,472	$712,929	$844,228
Cost of construction	224,425	282,943	783,635	829,550
Gross profit (loss)	(51,105)	29,529	(70,706)	14,678
Selling, general, and administrative expenses	17,492	15,247	47,566	47,266
Operating income (loss)	(68,597)	14,282	(118,272)	(32,588)
Gain (loss) on investments, net	5	(21)	(18)	(3)
Other income, net	841	2,151	2,430	23,559
Interest expense	(7,520)	(6,231)	(19,895)	(13,790)
Earnings (losses) before income taxes	(75,271)	10,181	(135,755)	(22,822)
Income tax expense (benefit)	(17,142)	5,390	(32,796)	(11,446)
Net income (loss)	(58,129)	4,791	(102,959)	(11,376)
Net income (loss) attributable to noncontrolling interests	(3,402)	991	(1,749)	2,314
Net income (loss) attributable to Southland Stockholders	$(54,727)	$3,800	$(101,210)	$(13,690)

Net income (loss) per share attributable to common stockholders
Basic	$(1.14)	$0.08	$(2.11)	(0.29)
Diluted	$(1.14)	$0.08	$(2.11)	(0.29)
Weighted average shares outstanding
Basic	48,105,512	47,856,114	48,020,822	46,771,938
Diluted	48,105,512	47,872,042	48,020,822	46,771,938

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(58,129)	$4,791	$(102,959)	$(11,376)
Foreign currency translation adjustment, net of tax	238	(1,972)	(1,039)	(119)
Comprehensive income (loss), net of tax	(57,891)	2,819	(103,998)	(11,495)
Comprehensive (income) loss attributable to noncontrolling interest	(3,310)	646	(1,972)	2,170
Comprehensive income (loss) attributable to Southland Stockholders	$(54,581)	$2,173	$(102,026)	$(13,665)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2024
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	$—	$5	$(1,460)	$270,330	$(19,253)	$—	$10,942	$260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	—	(206)
Share based compensation	—	—	—	—	—	677	—	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	—	931	525
Other comprehensive loss	—	—	—	—	(372)	—	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$—	$11,664	$260,979
Issuance of shares - RSUs, net of tax	—	79,824	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	622	—	—	—	622
Net income (loss)	—	—	—	—	—	—	(46,077)	—	722	(45,355)
Other comprehensive loss	—	—	—	—	(590)	—	—	—	(106)	(696)
Balance as of June 30, 2024	—	48,105,512	$—	$5	$(2,422)	$271,423	$(65,736)	$—	$12,280	$215,550
Share based compensation	—	—	—	—	—	375	—	—	—	375
Net loss	—	—	—	—	—	—	(54,727)	—	(3,402)	(58,129)
Other comprehensive income	—	—	—	—	146	—	—	—	92	238
Balance as of September 30, 2024	—	48,105,512	$—	$5	$(2,276)	$271,798	$(120,463)	$—	$8,970	$158,034

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2023
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Members	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Capital	Interest	Equity
Balance as of December 31, 2022	24,400,000	—	$24,400	$—	$(2,576)	$—	$—	$327,614	$10,446	$359,884
Recapitalization	—	44,407,831	—	4	—	284,569	—	(327,614)	—	(43,041)
Balance as of December 31, 2022	24,400,000	44,407,831	24,400	4	(2,576)	284,569	—	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400,000)	—	(24,400)	—	—	(50,129)	—	—	(24)	(74,553)
Issuance of post-merger earnout shares	—	—	—	4	—	34,996	—	—	—	35,000
Distributions to joint venture partner	—	—	—	—	—	—	—	—	(110)	(110)
Net income (loss)	—	—	—	—	—	—	(4,664)	—	398	(4,266)
Other comprehensive income	—	—	—	—	504	—	—	—	2	506
Balance as of March 31, 2023	—	44,407,831	$—	$8	$(2,072)	$269,436	$(4,664)	$—	$10,712	$273,420
Issuance of post-merger earnout shares	—	3,448,283	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	(12,826)	—	925	(11,901)
Other comprehensive income	—	—	—	—	1,149	—	—	—	198	1,347
Balance as of June 30, 2023	—	47,856,114	$—	$8	$(923)	$269,436	$(17,490)	$—	$11,835	$262,866
Share based compensation	—	—	—	—	—	484	—	—	—	484
Net income	—	—	—	—	—	—	3,800	—	991	4,791
Other comprehensive loss	—	—	—	—	(1,628)	—	—	—	(344)	(1,972)
Balance as of September 30, 2023	—	47,856,114	$—	$8	$(2,551)	$269,920	$(13,690)	$—	$12,482	$266,169

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(102,959)	$(11,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,925	24,704
Loss on extinguishment of debt	246	—
Deferred taxes	(28,379)	(22,148)
Change in fair value of earnout liability	—	(20,689)
Share based compensation	1,674	484
Gain on sale of assets	(3,279)	(118)
Foreign currency remeasurement gain	(53)	(37)
Loss (earnings) from equity method investments	2,453	(5,102)
TZC investment present value accretion	(3,367)	(1,828)
Loss on trading securities, net	18	3
Changes in assets and liabilities:
Accounts receivable	2,196	(69,471)
Contract assets	97,801	(4,376)
Other current assets	859	1,564
Right-of-use assets	(1,096)	4,034
Accounts payable and accrued liabilities	(22,659)	20,584
Contract liabilities	50,115	53,048
Operating lease liabilities	1,227	(3,991)
Other	520	(1,873)
Net cash provided by (used in) operating activities	12,242	(36,588)

Cash flows from investing activities:
Purchase of property and equipment	(6,210)	(7,475)
Proceeds from sale of property and equipment	4,453	7,461
Contributions to other investments	(59)	—
Distributions from other investments	181	47
Distributions from investees	4,183	—
Capital contribution to unconsolidated investments	(250)	(540)
Net cash provided by (used in) investing activities	2,298	(507)

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	3,000
Payments on revolving credit facility	(95,000)	(8,000)
Borrowings on notes payable	167,784	115,355
Payments on notes payable	(80,613)	(111,908)
Proceeds from financing obligations	42,500	—
Payments of deferred financing costs	(5,468)	(578)
Pre-payment premium	(246)	—
Advances from related parties	—	425
Payments to related parties	—	(4)
Payments on finance lease and financing obligations	(5,314)	(3,538)
Distribution to members	—	(110)
Payment of taxes related to net share settlement of RSUs	(206)	—
Proceeds from merger of Legato II and Southland Holdings, LLC	—	17,088
Net cash provided by financing activities	28,437	11,730

Effect of exchange rate on cash	(49)	126

Net increase (decrease) in cash and cash equivalents and restricted cash	42,928	(25,239)
Beginning of period	63,820	71,991
End of period	$106,748	$46,752

Supplemental cash flow information
Cash paid for income taxes	$1,079	$3,033
Cash paid for interest	$18,886	$12,704
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$9,881	$8,529
Assets obtained in exchange for notes payable	$23,286	$8,626
Related party payable exchanged for note payable	$3,797	$—
Issuance of post-merger earn out shares	$—	$35,000
Dividend financed with notes payable	$—	$50,000

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2023, have been derived from the Form 10-K filed on March 4, 2024. The Company’s financial condition as of September 30, 2024, and operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2024.

The unaudited condensed consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates. All significant intercompany transactions are eliminated within the consolidations process. Investments in non-construction related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence, are accounted for under the equity method for the balance sheet and the proportionate consolidation method for the statement of operations.

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

(Amounts in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents at beginning of period	$49,176	$57,915
Restricted cash at beginning of period	14,644	14,076
Total cash, cash equivalents, and restricted cash at beginning of period	$63,820	$71,991

Cash and cash equivalents at end of period	$91,378	$49,176
Restricted cash at end of period	15,370	14,644
Total cash, cash equivalents, and restricted cash at end of period	$106,748	$63,820

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and nine months ended September 30, 2024 and 2023, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2024 and 2023, we did not identify any triggering events that would require a quantitative assessment.

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

As of September 30, 2024, and December 31, 2023, we had an allowance for credit losses of $1.6 million and $1.3 million, respectively.

Real Estate Transaction

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million. The transaction was accounted for as a failed sale-leaseback based on GAAP. As a result, the assets remain on the consolidated balance sheets at their historical net book values. A financing obligation liability was recognized in the amount of $42.5 million. The Company will not recognize rent expenses related to the leased assets. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

As of September 30, 2024, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the condensed consolidated balance sheets.

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

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 will be applied retrospectively and is first effective for our annual reporting for 2024 and for quarterly reporting beginning in 2025. This ASU affects financial statement disclosures only, and its adoption will not affect our condensed consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have not elected to early adopt this standard. We are currently evaluating the impact ASU 2023-09 will have on our condensed consolidated financial statements and related disclosures.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2024, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and nine months ended September 30, 2024, there were no significant changes in our use of estimates or significant accounting policies.

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

3. Recapitalization

As discussed in Note 1 – Description of Business, on the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.

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

Earnout Shares

Pursuant to the Merger Agreement, Southland Members had the potential to be issued additional consideration of up to 10,344,828 shares of common stock for attaining certain performance targets for the years ended December 31, 2022, and December 31, 2023. On April 27, 2023, Southland issued 3,448,283 shares of common stock to the Southland Members pursuant to the attainment of the 2022 Base Target (as defined in the Merger Agreement). Performance targets for December 31, 2023, were not achieved and there are no further issuances to be made under the Merger Agreement. No shares were issued pursuant to the earnout targets for 2023 as neither of the targets were attained.

4. Fair Value Investments

Fair value of investments measured on a recurring basis as of September 30, 2024, and December 31, 2023, were as follows:

	As of
	September 30, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,095	—	—	3,095
Total noncurrent	3,095	—	—	3,095
Overall Total	$3,095	$—	$—	$3,095

	As of
	December 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private equity	3,235	—	—	3,235
Total noncurrent	3,235	—	—	3,235
Overall Total	$3,235	$—	$—	$3,235

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

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of September 30, 2024 and December 31, 2023, we had $20.2 million and $17.3 million, respectively, in accrued loss provisions.

As of September 30, 2024 and December 31, 2023, we had $172.7 million and $139.6 million, respectively, of unapproved contract modifications included within our various projects’ transaction prices. These modifications are in negotiations with our customers or other third parties.

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

Segment Revenue

Revenue by segment for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$55,849	32.2%	$90,708	29.0%	$219,490	30.8%	$229,264	27.2%
Transportation	117,471	67.8%	221,764	71.0%	493,439	69.2%	614,964	72.8%
Total revenue	$173,320	100.0%	$312,472	100.0%	$712,929	100.0%	$844,228	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Loss	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$(18,336)	(32.8)%	$12,465	13.7%	$8,694	4.0%	$27,137	11.8%
Transportation	(32,769)	(27.9)%	17,064	7.7%	(79,400)	(16.1)%	(12,459)	(2.0)%
Gross profit (loss)	$(51,105)	(29.5)%	$29,529	9.5%	$(70,706)	(9.9)%	$14,678	1.7%

Revenue earned outside of the United States was 11% and 25% for the three months ended September 30, 2024 and 2023, respectively. Revenue earned outside of the United States was 20% and 23% for the nine months ended September 30, 2024 and 2023, respectively.

6. Debt

Long-term debt and credit facilities consisted of the following as of September 30, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Secured notes	$324,359	$210,197
Mortgage notes	622	689
Revolving credit facility	—	90,000
Total debt	324,981	300,886
Unamortized deferred financing costs	(6,672)	(526)
Total debt, net	318,309	300,360
Less: Current portion	(43,072)	(48,454)
Total long-term debt	$275,237	251,906

The weighted average interest rate on total debt outstanding as of September 30, 2024 and December 31, 2023, was 9.22% and 6.12%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of September 30, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into a term loan and security agreement (the “Credit Agreement”) with Callodine Commercial Finance, LLC as administrative agent and lender. The Credit Agreement provides for a four-year secured $160.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”) and a $20.0 million committed delayed draw term loan (the “Delayed Draw”). The Delayed Draw is a committed facility in which the Company may request all or a portion of the Delayed Draw to be available to the Company. The Delayed Draw can be drawn no more than once per quarter in minimum increments of $2.5 million, and once drawn, any repaid amounts of the Delayed Draw cannot be re-borrowed. Any undrawn portion of the Delayed Draw commitment will terminate on September 30, 2027, the third anniversary of the closing date. The Credit Facility has a maturity date of September 30, 2028.

The Credit Facility replaced the revolving credit facility with Frost Bank that was originally entered into in July 2021 (as subsequently amended, the “Revolving Credit Facility”).  A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

The Credit Agreement requires quarterly principal payments on the Term Loan, which will commence on December 31, 2024. The required principal amortization is as follows: (i) 5.0% in the first year (1.25% per quarter), (ii) 10.0% in the second year (2.50% per quarter), (iii) 15.0% in the third and fourth years (3.75% per quarter), and (iv) the remaining balance at maturity. The amortization for the Delayed Draw will also be paid quarterly and apply to each individual draw at the same prevailing quarterly rate that is in effect for the Term Loan and will commence with the first full quarter after the draw date of any Delayed Draw.

The interest on amounts drawn under the Credit Facility is payable monthly at a rate of 7.25% per annum plus the higher of (i) 90-day Secured Overnight Financing Rate (“SOFR”) with a credit adjustment spread of 0.15% or (ii) 3%. The undrawn portion of the Delayed Draw is subject to a 3.75% commitment fee, payable monthly.

Any principal prepayments in the first three years, other than mandatory prepayments pursuant to the Credit Agreement, will be subject to additional fees. In the first year, any prepayments will incur fees of 3% or the make-whole premium, whichever is higher. The make-whole premium is the interest and fees that would have been earned for the full year less interest and fees paid to date during the year. In the second and third years, any prepayments will incur fees of 2% and 1%, respectively. There are no fees for prepayments made in the fourth year.

The Credit Agreement contains customary restrictive covenants and events of default, including financial covenants based on the Company’s Liquidity, as defined in the Credit Agreement, and trailing twelve-month earnings before interest expense, income taxes, depreciation and amortization (the “TTM EBITDA Covenants”). The TTM EBITDA Covenants will be tested and the Company must comply with the TTM EBITDA Covenants during any period where the Company’s Liquidity falls below $30.0 million until the Company’s Liquidity exceeds $30.0 million for a period of at least 30 days. The Credit Agreement requires the Company to maintain Liquidity of at least $20.0 million at all times. The Credit Agreement also stipulates that the outstanding principal cannot be greater than the specified advance rates against eligible collateral.

The obligations under the Credit Facility are unconditionally guaranteed by the Company and its subsidiaries. The obligations under the Credit Facility are secured by a first lien on all assets of the Company, subject to permitted liens and interests of other parties as described in the Credit Agreement.

As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2024, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

Revolving Credit Facility

In July 2021, we entered into a Revolving Credit Facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the Revolving Credit Facility agreement had been amended and increased to $100.0 million. In August 2023, the Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with a real estate transaction (see Note 2).

On August 9, 2024, a principal payment of $2.5 million was made and the Revolving Credit Facility limit was reduced to $84.5 million. An additional payment of $10.0 million was made on September 15, 2024, which further reduced the Revolving Credit Facility limit to $74.5 million. Concurrently with the Company’s entry into the Credit Agreement, the Company terminated the Revolving Credit Facility. The Company used a portion of the Term Loan proceeds to pay in full all outstanding amounts under the Revolving Credit Facility.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of September 30, 2024, and December 31, 2023. Our estimates of such matters could change in future periods.

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

The parties continue to participate in mediation and continue to exchange information and engage in meetings as part of that process.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of September 30, 2024, and December 31, 2023. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

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

The federal statutory tax rate is 21%. Southland’s effective tax rate was 22.8% and 53.6% for the three months ended September 30, 2024 and 2023, respectively. The primary differences between the statutory rate and the effective rate for the three months ended September 30, 2024 were due to state income taxes, the reversal of a previously recorded uncertain tax position liability, the recording of a valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with a zero tax rate; however, that foreign income is included within U.S taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). The effective tax rate was 24.2% and 50.2% for the nine months ended September 30, 2024 and 2023, respectively. The primary differences between the statutory rate and the effective rate for the nine months ended September 30, 2024 were due to state income taxes, the reversal of a previously recorded uncertain tax position liability, the recording of a valuation allowance against certain subsidiaries’ deferred tax assets, the recording of a valuation allowance against certain subsidiaries’ net deferred tax assets, and a lower effective rate on overall foreign earnings.

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

As a result of the U.S. consolidated filing structure, Southland LLC in 2023, and subsequent U.S. consolidated filing structure under Southland, Inc. in 2024, the Company is in a net deferred tax asset position for both federal and state income tax due to net operating losses recorded in the nine month period ended September 30, 2024. The Company is forecasting that the net deferred tax assets, including net operating losses, are more-likely-than-not to be fully utilized. Therefore, a valuation allowance is not deemed necessary as of September 30, 2024 with the exception of certain subsidiaries’ deferred tax assets. A valuation allowance of $0.9 million was recorded in the three months ended June 30, 2024 against certain subsidiaries’ net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. An increase in valuation allowance of $1.2 million was recorded in the three months ended September 30, 2024 against certain subsidiaries’ net deferred tax assets to offset the additional tax benefit recorded for the additional financial loss incurred during the quarter.

As a result of additional financial losses incurred within the Canadian operations at certain subsidiaries, the Company has recorded a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. During the three months ended, September 30, 2024, a valuation allowance in the amount of $2.6 million was recorded.

9. Remaining Unsatisfied Performance Obligations

Remaining Unsatisfied Performance Obligations (“RUPO”) consists of two components: (1) unearned revenue and (2) contracts that are awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in RUPO once a contract has been fully executed and/or we have received a formal “Notice to Proceed” from the project owner.

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

As of September 30, 2024, Southland had $2.7 billion of RUPO. The Company expects to recognize approximately 39% of its RUPO as revenue during the next twelve months, and the balance thereafter.

10. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of September 30, 2024, and December 31, 2023, consisted of the following:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Costs in excess of billings	$425,318	$525,588
Costs to fulfill contracts, net	30,858	28,614
Contract assets	$456,176	$554,202

Costs and estimated earnings on uncompleted contracts were as follows as of September 30, 2024, and December 31, 2023:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$7,637,653	$7,293,246
Estimated earnings	339,649	456,852
Costs incurred and estimated earnings	7,977,302	7,750,098
Less: billings to date	(7,795,489)	(7,417,861)
Costs to fulfill contracts, net	30,858	28,614
Net contract position	$212,671	$360,851

Our net contract position is included on the condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Contract assets	$456,176	$554,202
Contract liabilities	(243,505)	(193,351)
Net contract position	$212,671	$360,851

As of September 30, 2024, and December 31, 2023, we had recorded $253.0 million and $306.4 million, respectively, related to claims. The classification of these amounts are represented on the condensed consolidated balance sheets as of September 30, 2024, and December 31, 2023, as follows:

	As of
(Amounts in thousands)	September 30, 2024	December 31, 2023
Contract assets	$154,692	$208,203
Investments	98,274	98,209
Claims asset total	$252,966	$306,412

On January 1, 2024, we had contract liabilities of $193.4 million, of which $9.4 million and $132.6 million were recognized as revenue during the three and nine months ended September 30, 2024, respectively.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $18.9 million and $118.2 million were recognized as revenue during the three and nine months ended September 30, 2023, respectively.

11. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We owned an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of September 30, 2024, and September 30, 2023.

We owned a 65.0% interest in the Southland Technicore Mole joint venture and a 70.0% interest in the Southland Astaldi joint venture as of September 30, 2024, and September 30, 2023.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture. According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. At September 30, 2024, American Bridge was responsible for approximately 83% of the total contracted work.

We consolidated each of Oscar Renda Contracting, Inc., Southland Technicore Mole joint venture, Southland Astaldi joint venture, and American Bridge/Commodore Joint Venture as a result of our control over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

12. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively and $1.8 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. Accounts payable balance due to this subcontractor was $0.9 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

In the second quarter of 2024 the Company exchanged $13.1 million of amounts due to certain Southland Members for $13.1 million in promissory notes with a three-year term bearing an interest rate of 7.0%. These promissory notes pay interest monthly and are included in long-term debt. These amounts are related to balances due to the Chief Executive Officer Frank Renda and Co-Chief Operating Officers Tim Winn and Rudy Renda prior to the Merger.

13. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). On June 25, 2024, the Company’s Board of Directors adopted a new compensation structure for the Company’s Named Executive Officers. Details of this new compensation structure were filed on Form 8-K with the Securities and Exchange Commission on July 1, 2024. A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 1,024,999 remained available as of September 30, 2024.

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

A summary of the changes in our RSUs during the nine months ended September 30, 2024 is as follows:

	September 30, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	173,333	$8.94
Granted	681,310	4.83
Vested	(133,704)	9.35
Canceled	(41,568)	8.32
Outstanding, ending balance	679,371	$5.31

Compensation cost related to RSUs was $0.4 million and $1.7 million for the three and nine months ended September 30, 2024, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

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

A summary of the changes in our PSUs during the nine months ended September 30, 2024 is as follows:

	September 30, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	—	$—
Granted	304,880	4.58
Outstanding, ending balance	304,880	$4.58

For the three and nine months ended September 30, 2024 and 2023, there was no compensation cost related to PSUs.

As of September 30, 2024, there was $3.9 million of unrecognized compensation cost which will be recognized over a remaining weighted-average period of 2.0 years.

14. Income (Loss) per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss)	$(58,129)	$4,791	$(102,959)	$(11,376)
Less net income (loss) attributable to noncontrolling interests	(3,402)	991	(1,749)	2,314
Net income (loss) attributable to common stockholders, basic and diluted	(54,727)	3,800	(101,210)	(13,690)

Denominator:
Weighted average common shares outstanding — basic	48,105,512	47,856,114	48,020,822	46,771,938
Add: Dilutive effect of restricted stock units	-	15,928	-	-
Weighted average common shares outstanding — diluted	48,105,512	47,872,042	48,020,822	46,771,938

Net income (loss) per share — basic	$(1.14)	$0.08	$(2.11)	$(0.29)
Net income (loss) per share — diluted	$(1.14)	$0.08	$(2.11)	$(0.29)

As the average market price of common stock for the three and nine months ended September 30, 2024 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2024, the potential dilution from unvested RSUs converting into 599,547 shares and 398,998 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

For the three months ended September 30, 2024, M&P contributed $17.5 million to revenue and $18.3 million in gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $47.8 million to revenue and $11.3 million to gross loss for the three months ended September 30, 2023. For the nine months ended September 30, 2024, M&P contributed $65.0 million to revenue and $75.4 million in gross loss. This compares to $142.6 million to revenue and $71.3 million to gross loss for the nine months ended September 30, 2023. As of September 30, 2024, approximately 6.5% of Southland’s backlog was in M&P, and Southland estimates this work to be substantially completed in the next nine months.

Results of Operations

Comparisons of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table sets forth summary financial information for the three months ended September 30, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Revenue	$173,320	$312,472
Cost of construction	224,425	282,943
Gross profit (loss)	(51,105)	29,529
Selling, general, and administrative expenses	17,492	15,247
Operating income (loss)	(68,597)	14,282
Gain (loss) on investments, net	5	(21)
Other income, net	841	2,151
Interest expense	(7,520)	(6,231)
Earnings (losses) before income taxes	(75,271)	10,181
Income tax expense (benefit)	(17,142)	5,390
Net income (loss)	(58,129)	4,791
Net income (loss) attributable to noncontrolling interests	(3,402)	991
Net income (loss) attributable to Southland Stockholders	$(54,727)	$3,800

Revenue

Revenue for the three months ended September 30, 2024, was $173.3 million, a decrease of $139.2 million, or 44.5%, compared to the three months ended September 30, 2023. The decrease was attributable to a $104.3 million decrease in revenue in our Transportation segment and a $34.9 million decrease in revenue in our Civil segment.

Cost of construction

Cost of construction for the three months ended September 30, 2024, was $224.4 million, a decrease of $58.5 million, or 20.7%, compared to the three months ended September 30, 2023. The decrease was attributable to a $54.4 million decrease in our Transportation segment and a $4.1 million decrease in our Civil segment.

Gross profit (loss)

Gross loss for the three months ended September 30, 2024, was $51.1 million, an increase of $80.6 million, or 273.1%, compared to the three months ended September 30, 2023. The increase was attributable to a $49.8 million increase in gross loss in our Transportation segment and a $30.8 million increase in gross loss in our Civil segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended September 30, 2024, were $17.5 million, an increase of $2.2 million, or 14.7%, compared to the three months ended September 30, 2023. The increase was primarily due to a $1.5 million in insurance expense, $0.4 in stock compensation expense and $0.3 million in bad debt expense, compared to the same period in 2023.

Interest expense

Interest expense for the three months ended September 30, 2024, was $7.5 million, an increase of $1.3 million, or 20.7%, compared to the three months ended September 30, 2023. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on additional borrowings.

Income tax expense (benefit)

Income tax benefit for the three months ended September 30, 2024, was $17.1 million, or an effective rate of 22.8%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the reversal of a previously recorded uncertain tax position liability, the recording of valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, the recording of a valuation allowance against certain subsidiaries’ tax assets, the income earned in foreign jurisdictions with a zero tax rate; however that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”), and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Income tax expense for the three months ended September 30, 2023, was $5.4 million, or an effective rate of 53.6%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the income earned in foreign jurisdiction with a zero-tax rate, however, that foreign income is included within U.S taxable income through GILTI, and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Comparisons of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table sets forth summary financial information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Revenue	$712,929	$844,228
Cost of construction	783,635	829,550
Gross profit (loss)	(70,706)	14,678
Selling, general, and administrative expenses	47,566	47,266
Operating loss	(118,272)	(32,588)
Loss on investments, net	(18)	(3)
Other income, net	2,430	23,559
Interest expense	(19,895)	(13,790)
Losses before income taxes	(135,755)	(22,822)
Income tax benefit	(32,796)	(11,446)
Net loss	(102,959)	(11,376)
Net income (loss) attributable to noncontrolling interests	(1,749)	2,314
Net loss attributable to Southland Stockholders	$(101,210)	$(13,690)

Revenue

Revenue for the nine months ended September 30, 2024, was $712.9 million, a decrease of $131.3 million, or 15.6%, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $121.5 million decrease of revenue in our Transportation segment and a $9.8 million decrease in revenue in our Civil segment.

Cost of construction

Cost of construction for the nine months ended September 30, 2024, was $783.6 million, a decrease of $45.9 million, or 5.5%, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $54.6 million decrease in our Transportation segment offset by a $8.7 million increase in our Civil segment.

Gross profit (loss)

Gross loss for the nine months ended September 30, 2024, was $70.7 million, an increase of $85.4 million, or 581.7%, compared to the nine months ended September 30, 2023. The increase was primarily attributable to a $66.9 million increase in gross loss in our Transportation segment and a $18.5 million increase in gross loss in our Civil segment.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2024, were $47.6 million, an increase of $0.3 million, or 0.6%, compared to the nine months ended September 30, 2023. The increase was primarily driven by an increase of $1.7 million in stock compensation expense offset by decreases of $1.3 million in public company costs compared to the same period in 2023.

Interest expense

Interest expense for the nine months ended September 30, 2024, was $19.9 million, an increase of $6.1 million, or 44.3%, compared to the nine months ended September 30, 2023. The difference is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on additional borrowings.

Income tax benefit

Income tax benefit for the nine months ended September 30, 2024, was $32.8 million, or an effective rate of 24.2%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the reversal of a previously recorded uncertain tax position liability, the recording of a valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, the recording of a valuation allowance against certain subsidiaries’ deferred tax assets, the income earned in foreign jurisdictions with a zero tax rate; however that foreign income is included within U.S. taxable income through GILTI, and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Income tax benefit for the nine months ended September 30, 2023, was $11.5 million, or an effective rate of 50.2%. The difference from the federal statutory tax rate of 21% was driven by the pre-tax loss, change in the U.S. consolidated filing structure as a result of the Merger, permanent book and tax differences related to earnouts, elections made by various subsidiaries to voluntarily revoke their S-corporation status effective January 1, 2023, state income taxes, the income earned in foreign jurisdiction with a zero tax rate, however, that foreign income is included within U.S taxable income through GILTI, and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Segment Results

Comparisons of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table sets forth segment information for the three months ended September 30, 2024 and 2023:

	Three Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$55,849	32.2%	$90,708	29.0%
Transportation	117,471	67.8%	221,764	71.0%
Total revenue	$173,320	100.0%	$312,472	100.0%

	Three Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023
		% of Segment		% of Segment
Segment	Gross Loss	Revenue	Gross Profit	Revenue
Civil	$(18,336)	(32.8)%	$12,465	13.7%
Transportation	(32,769)	(27.9)%	17,064	7.7%
Gross profit (loss)	$(51,105)	(29.5)%	$29,529	9.5%

Civil

Revenue for the three months ended September 30, 2024, was $55.8 million, a decrease of $34.9 million, or 38.4%, compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased revenues of $17.7 million from a tunnel project in Canada, $9.0 million from two tunnel projects in Texas and $8.6 million water pipeline project in the Midwest, for the three months ended September 30, 2024 versus the same period in 2023.

Gross loss for the three months ended September 30, 2024, was $18.3 million, or (32.8)% of segment revenue, compared to gross income of $12.5 million, or 13.7%, of segment revenue, for the three months ended September 30, 2023. The primary drivers to the increase in gross loss of $30.8 million were decreased profit contributions of $13.0 million from a tunnel project in Canada, $10.6 million from three tunnel projects in Texas, $2.2 million from a water project on the east coast, $1.8 million water pipeline project in the Midwest and $1.5 million from a wastewater treatment plant project, for the three months ended September 30, 2024 versus the same period in 2023.

Transportation

Revenue for the three months ended September 30, 2024, was $117.5 million, a decrease of $104.3 million, or 47.0%, compared to the three months ended September 30, 2023. The decrease was primarily attributable to decreased revenues of $30.3 million from the M&P line, $54.6 million from a project in the Bahamas, and $16.0 million from a bridge project on the east coast, for the three months ended September 30, 2024 versus the same period in 2023.

Gross loss for the three months ended September 30, 2024, was $32.8 million, or (27.9)% of segment revenue, compared to gross income of $17.1 million, or 7.7% of segment revenue, for the three months ended September 30, 2023. The primary contributions to the increase in gross loss of $49.8 million were decreases in profit contribution of $7.0 million from the M&P line, $23.1 million from five bridge projects, $12.3 million from a project in the Bahamas, $5.4 million from a street maintenance project in Texas, and $2.0 million completing takeover work related to the American Bridge acquisition, for the three months ended September 30, 2024 versus the same period in 2023.

Comparisons of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table sets forth segment information for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$219,490	30.8%	$229,264	27.2%
Transportation	493,439	69.2%	614,964	72.8%
Total revenue	$712,929	100.0%	$844,228	100.0%

	Nine Months Ended
(Amounts in thousands)	September 30, 2024		September 30, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$8,694	4.0%	$27,137	11.8%
Transportation	(79,400)	(16.1)%	(12,459)	(2.0)%
Gross profit (loss)	$(70,706)	(9.9)%	$14,678	1.7%

Civil

Revenue for the nine months ended September 30, 2024, was $219.5 million, a decrease of $9.8 million, or 4.3%, compared to the nine months ended September 30, 2023. The decrease was primarily attributable to decreased revenues of $23.8 from a tunnel project in Canada, for the nine months ended September 30, 2024 versus the same period in 2023. This decrease was partially offset by increased revenue of $13.4 million from a water pipeline project in the Southwest, for the nine months ended September 30, 2024 versus the same period in 2023.

Gross profit for the nine months ended September 30, 2024, was $8.7 million, or 4.0% of segment revenue, compared to $27.1 million, or 11.8% of segment revenue, for the nine months ended September 30, 2023. The primary driver to the decrease in gross profit of $18.4 million were decreased profit contribution of $15.7 from a tunnel project in Canada and $8.3 million from a tunnel project in Texas, for the nine months ended September 30, 2024 versus the same period in 2023. This increase in gross loss was partially offset by increased profit contribution of $4.8 million from a water project in North Dakota, for the nine months ended September 30, 2024 versus the same period in 2023.

Transportation

The Company settled several contract disputes in its Transportation Segment during the second quarter that impacted the nine months ended September 30, 2024. These settlements resulted in approximately $39.7 million of non-recurring reductions to gross profit in the Transportation segment that arose from the M&P business. As a result of these settlements, the Company received $58.0 million of cash in the third quarter of 2024.

Revenue for the nine months ended September 30, 2024, was $493.4 million, a decrease of $121.5 million, or 19.8%, compared to the nine months ended September 30, 2023. This decrease was primarily attributable to decreased revenues of $77.6 million from the M&P line, $50.2 million from a project in the Bahamas, $47.9 million from a street maintenance project in Texas and $28.6 million from a bridge project in the Midwest, for the nine months ended September 30, 2024 versus the same period in 2023. These decreases were partially offset by increased revenues of $44.5 million from a bridge project on the east coast, $26.9 million from a project in the Bahamas and $16.0 million from an elevated roadway and bridge project in Florida, for the nine months ended September 30, 2024 versus the same period in 2023.

Gross loss for the nine months ended September 30, 2024, was $79.4 million, or (16.1)% of segment revenue, compared to gross loss of $12.5 million, or (2.0)% of segment revenue, for the nine months ended September 30, 2023. The primary contributions to the increase of gross loss of $66.9 million was a decrease in profit contribution of $4.1 million from the M&P line, $22.5 million from a bridge project in the Midwest, $14.5 million from a street maintenance project in Texas, $14.5 million completing takeover work related to the American Bridge acquisition and $10.5 million from a project in the Bahamas, for the nine months ended September 30, 2024 versus the same period in 2023.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss) attributable to Southland Stockholders	$(54,727)	$3,800	$(101,210)	$(13,690)
Depreciation and amortization	5,776	7,968	16,925	24,704
Income tax expense (benefit)	(17,142)	5,390	(32,796)	(11,446)
Interest expense	7,520	6,231	19,895	13,790
Interest income	(167)	(1,060)	(527)	(1,358)
EBITDA	(58,740)	22,329	(97,713)	12,000
Transaction related costs	—	—	—	1,594
Contingent earnout consideration non-cash expense reversal	—	—	—	(20,689)
Adjusted EBITDA	$(58,740)	$22,329	$(97,713)	$(7,095)

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

(Amounts in thousands)
Balance December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	615,151
Less: contract revenue recognized in 2024	(712,928)
Balance September 30, 2024	$2,737,189

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

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2023	$634,458
New contracts, change orders, and adjustments	569,895
Less: contract revenue recognized in 2024	(213,678)
Balance September 30, 2024	$990,675

Transportation

(Amounts in thousands)
Balance December 31, 2023	$2,200,508
New contracts, change orders, and adjustments	45,256
Less: contract revenue recognized in 2024	(499,250)
Balance September 30, 2024	$1,746,514

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive cash proceeds from the exercise of any Warrants that are exercised on a cash basis. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On November 1, 2024, the closing price of our common stock was $2.84 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions, our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such a material adverse event were to occur, we may be unable to borrow under our Credit Facility (as defined below) or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever required or conditions are favorable to us. We have filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on April 8, 2024 (File No. 333-278008), which allows us to offer and sell up to an aggregate amount of $150.0 million of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or units of these securities from time to time subject to Instruction I.B.6 to Form S-3 which limits the aggregate market value of securities we may sell during any 12 consecutive months to one-third of our public float for so long as our public float is less than $75.0 million. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on the financing needed to operate our business.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
(Amounts in thousands)	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$12,242	$(36,588)
Net cash provided by (used in) investing activities	2,298	(507)
Net cash provided by financing activities	28,437	11,730
Effect of exchange rate changes	(49)	126
Net change in cash, cash equivalents, and restricted cash	$42,928	$(25,239)

Net cash provided by operating activities was $12.2 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by operating activities were a decrease of $97.8 million in contract assets, an increase of $50.1 million in contract liabilities, $16.9 million in depreciation and amortization and $1.2 million increase in operating lease liabilities, offset by $105.1 million in net loss, $26.7 million in deferred taxes, and a decrease of $22.1 million in accounts payable and accrued liabilities. Net cash used in operating activities was $36.6 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the primary drivers in cash used in operating activities were an increase of $69.5 million in accounts receivable and $22.1 million in deferred taxes, offset by a $53.0 million increase in contract liabilities.

Net cash provided by investing activities was $2.3 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by investing activities were $4.5 million in proceeds from sale of property and equipment and $4.2 million in distributions from investees, offset by $6.2 million in purchases of property and equipment. Net cash used in investing activities was $0.5 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the primary driver in cash used in investing activities was $0.5 million in capital contribution to unconsolidated investments.

Net cash provided by financing activities was $28.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by financing activities were $167.8 million in borrowings on notes payable and $42.5 million in proceeds from financing obligations, offset by $95.0 million of payments on the Revolving Credit Facility (as defined below), $80.6 million in payments on notes payable and $5.5 million in payments of deferred financing costs. Net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the primary drivers in cash provided by financing activities were $17.1 million in proceeds from the Merger and $3.0 million in borrowings on the Revolving Credit Facility, offset by $8.0 million in payments on the revolving credit facility.

As of September 30, 2024, we had total debt of $318.3 million, of which $43.1 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of September 30, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into a term loan and security agreement (the “Credit Agreement”) with Callodine Commercial Finance, LLC as administrative agent and lender. The Credit Agreement provides for a four-year secured $160.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”) and a $20.0 million committed delayed draw term loan (the “Delayed Draw”). The Delayed Draw is a committed facility in which the Company may request all or a portion of the Delayed Draw to be available to the Company. The Delayed Draw can be drawn no more than once per quarter in minimum increments of $2.5 million, and once drawn, any repaid amounts of the Delayed Draw cannot be re-borrowed. Any undrawn portion of the Delayed Draw commitment will terminate on September 30, 2027, the third anniversary of the closing date. The Credit Facility has a maturity date of September 30, 2028.

The Credit Facility replaced the revolving credit facility with Frost Bank that was originally entered into in July 2021 (as subsequently amended, the “Revolving Credit Facility”).  A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the Revolving Credit Facility, and the Revolving Credit Facility was terminated.

The Credit Agreement requires quarterly principal payments on the Term Loan, which will commence on December 31, 2024. The required principal amortization is as follows: (i) 5.0% in the first year (1.25% per quarter), (ii) 10.0% in the second year (2.50% per quarter), (iii) 15.0% in the third and fourth years (3.75% per quarter), and (iv) the remaining balance at maturity. The amortization for the Delayed Draw will also be paid quarterly and apply to each individual draw at the same prevailing quarterly rate that is in effect for the Term Loan and will commence with the first full quarter after the draw date of any Delayed Draw.

The interest on amounts drawn under the Credit Facility is payable monthly at a rate of 7.25% per annum plus the higher of (i) 90-day Secured Overnight Financing Rate (“SOFR”) with a credit adjustment spread of 0.15% or (ii) 3%. The undrawn portion of the Delayed Draw is subject to a 3.75% commitment fee, payable monthly.

Any principal prepayments in the first three years, other than mandatory prepayments pursuant to the Credit Agreement, will be subject to additional fees. In the first year, any prepayments will incur fees of 3% or the make-whole premium, whichever is higher. The make-whole premium is the interest and fees that would have been earned for the full year less interest and fees paid to date during the year. In the second and third years, any prepayments will incur fees of 2% and 1%, respectively. There are no fees for prepayments made in the fourth year.

The Credit Agreement contains customary restrictive covenants and events of default, including financial covenants based on the Company’s Liquidity, as defined in the Credit Agreement, and trailing twelve-month earnings before interest expense, income taxes, depreciation and amortization (the “TTM EBITDA Covenants”). The TTM EBITDA Covenants will be tested and the Company must comply with the TTM EBITDA Covenants during any period where the Company’s Liquidity falls below $30.0 million until the Company’s Liquidity exceeds $30.0 million for a period of at least 30 days. The Credit Agreement requires the Company to maintain Liquidity of at least $20.0 million at all times. The Credit Agreement also stipulates that the outstanding principal cannot be greater than the specified advance rates against eligible collateral.

The obligations under the Credit Facility are unconditionally guaranteed by the Company and its subsidiaries. The obligations under the Credit Facility are secured by a first lien on all assets of the Company, subject to permitted liens and interests of other parties as described in the Credit Agreement.

As of September 30, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2024, we had mortgage notes expiring between October 2024 and February 2029. Interest rates on the mortgage notes range between 3.84% and 5.99%. The mortgage notes are collateralized by certain real estate owned by Southland.

Revolving Credit Facility

In July 2021, we entered into the Revolving Credit Facility agreement with Frost Bank for $50.0 million. As of December 31, 2022, the Revolving Credit Facility agreement had been amended and increased to $100.0 million. In August 2023, the Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with a real estate transaction (see Note 2).

On August 9, 2024, a principal payment of $2.5 million was made and the Revolving Credit Facility limit was reduced to $84.5 million. An additional payment of $10.0 million was made on September 15, 2024, which further reduced the Revolving Credit Facility limit to $74.5 million. Concurrently with the Company’s entry into the Credit Agreement, the Company terminated the Revolving Credit Facility. The Company used a portion of the Term Loan proceeds to pay in full outstanding amounts under the Revolving Credit Facility.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.7

Credit Agreement, dated as of September 30, 2024, by and among the Company, as borrowers, and Callodine Commercial Finance, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024).

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2024

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Cody Gallarda
Name:	Cody Gallarda
Title:	Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)