Form 10-K
period 2024-12-31
Southland Holdings, Inc.
filed 2025-03-04
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of February 24, 2025, 53,987,069 shares of common stock, par value $0.0001 per share, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $57,451,112 as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the NYSE American LLC on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE”) or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Achieve or enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with customers, partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector or any other current or potential sectors to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
●	Successfully defend, pursue or collect claims and litigation; and
●	Anticipate and respond to changes in the domestic or international trade laws, including tariffs.

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

●	Litigation, complaints, product liability claims and/or adverse publicity;
●	The impact of changes in consumer spending patterns, consumer preferences, local, regional and national economic conditions, crime, weather, demographic trends and employee availability;
●	Increases and decreases in utility and other energy costs, increased costs related to utility or governmental requirements; and
●	Privacy and data protection laws, privacy or data breaches or the loss of data

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under the heading “Item 1A. Risk Factors” and elsewhere in this Annual Report. The risks described under the heading “Item 1A. Risk Factors” are not exhaustive. Other sections of this Annual Report may describe additional factors that could adversely affect our business, financial condition or results of operations. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on the business, nor the extent to which any factor or combination of facts may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing cautionary statements. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors, and Heritage Materials. With the combined capabilities of these six primary subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

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

Our Civil segment operates throughout North America and specializes primarily in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment operates primarily throughout North America and specializes primarily in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures throughout North America, and other parts of the world, including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and Ferris wheels in the world.

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

Management within each of our business segments is responsible for cultivating and maintaining successful long-term relationships with customers. Our local and corporate management teams build relationships with current and potential customers in order to better understand and serve their needs which benefits us in the competitive bid process.

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

●	Self-Performance and Technical Experts. Our business model emphasizes self-performance of a significant portion of our work. This allows us to better manage costs by minimizing the use of third-party service providers, which can be more difficult to budget and can delay project schedules beyond our control. Our expertise in a wide range of technical areas allows us to form internal joint ventures which contribute to better cost management.
●	Significantly Owned Equipment Fleet. Many of our services are equipment intensive. The cost of construction equipment, and in some cases, the availability of construction equipment, provides a significant barrier to entry into several of our businesses. We believe that our preference of ownership, rather than reliance on renting and leasing, of a large and varied construction fleet and maintenance facilities enhances our access to reliable equipment at a favorable cost and allows us to capture additional margin. We currently own and maintain more than 3,500 active pieces of equipment with a fair market value exceeding $300 million.
●	Selective Bidding. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in stressed labor markets. We believe that by carefully positioning ourselves in market segments that have meaningful barriers to entry, we can continue to be competitive.
●	Maintain a Strong Balance Sheet and Bonding Capacity. We seek to maintain a strong balance sheet and bonding capacity to target varying sizes of contract work. This limits the number of competitors we bid against, as smaller, local companies are often not able to bid on larger or more technical projects.
●	Geographically Diverse. We have people and offices across North America which allow us to compete at a national level rather than being restricted to certain regions or states.
●	Growth Through Controlled Expansion. We continue to grow Southland by expanding the scope of services offered or through growing our market share in our existing specialties. In addition, we continue to evaluate acquisitions that offer growth opportunities and the ability to leverage our resources and expertise as a leader in the Transportation and Civil segments.
●	Appropriate Mix of Large-Scale and Small-Scale Projects. We target a mix of large-scale and small-scale projects in our bidding which mitigates risk as it relates to specific customers or projects.

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

Contract Provisions and Subcontracting

Our contracts are primarily obtained through competitive bidding. Occasionally, we obtain contracts through direct negotiations with customers. We are often invited to bid on projects with customers who maintain pre-qualified contractor lists. Contractors are often selected for pre-approved contractor lists by virtue of their prior performance for such customers, as well as their reputation, technical expertise, safety record, ability to obtain surety bonds, experience, and other factors.

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

We serve as the prime contractor on the majority of our projects. In the construction industry, the prime contractor is responsible for the execution of the entire contract scope of work, including subcontract work. As prime contractor, we are responsible for work of our subcontractors, and we are potentially subject to increased costs and reputational risks associated with the failure of one or more of our subcontractors to perform their respective scope as defined in the contract. While we may subcontract specialized activities such as blasting, hazardous waste removal and selected electrical/instrumentation work, we seek to self-perform most of the work on our projects with our own resources, including field supervision, labor, and equipment.

Contract Backlog

Contract backlog (“Backlog”) in our industry is an economic measure of the total value of work remaining to be earned on projects that have been awarded. Backlog consists of two components: (1) unearned revenue and (2) contracts awarded but not started. Unearned revenue includes the revenue we expect to record in the future on in-progress contracts, including 100% of our consolidated joint venture contracts and our proportionate share of unconsolidated joint venture contracts. Contracts that are awarded, but not yet started, are included in Backlog once a contract has been fully executed and/or we have received a formal “Notice to Proceed” from the project owner.

Although contract backlog reflects business that we consider to be firm, deferrals, cancellations, or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and projected revenues, foreign currency exchange fluctuations, and project deferrals, as appropriate.

Fixed price contracts, particularly with federal, state, and local government customers, are expected to continue to represent a majority of our total Backlog.

(Amounts in thousands)
Balance December 31, 2022	$2,973,885
New contracts, change orders, and adjustments	1,011,797
Less: contract revenue recognized in 2023	(1,150,716)
Balance December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	718,125
Less: contract revenue recognized in 2024	(980,179)
Balance December 31, 2024	$2,572,912

Construction Costs and Raw Materials

We manage our business to minimize exposure to labor and material price increases, including through inflation or other factors, in our bids for projects, when possible. Our contracts may contain protections in the case of excessive increases in the cost of either labor or equipment. In our fixed price contracts, we bid with assumptions of increases in wages and prices of raw materials. Frequently, we obtain fixed price quotes from major subcontractors and material suppliers early in our project schedules. Our fixed price contract bids also tend to contain contingencies for inflation or other significant increases. The construction supplies and other materials needed to complete our projects are often available from multiple suppliers which insulates us from being overly reliant on any particular vendor, however this is not always the case.

Supply-chain disruption has continued for many of the materials and inputs that we need to complete our projects. Specifically, prices of oil, gas, and other fuel sources have increased over time since certain projects were originally estimated. Additionally, the cost and availability of many construction materials and labor has impacted project costs and scheduling. Changes in laws, policies or regulations, including tariffs and taxes, could impact the prices for materials or equipment. We have continued to mitigate these impacts to the extent possible by passing these costs on to our customers when possible and agreeing to fixed-cost contracts with suppliers and subcontractors for labor and materials.

Our operations can be impacted by increases in prices, whether caused by inflation or other factors. We attempt to recover anticipated increases in the cost of labor, materials, equipment, and fuel through price escalation provisions in certain contracts and by considering the estimated increases in costs in our bidding on new work. We often seek to get fixed-price bids from subcontractors and suppliers upon signing new contracts to control costs. However, our industry has continued to face material impacts to profitability due to increased costs. We may incur increased project costs due to increased prices in the future.

Since the novel coronavirus (“COVID-19”) pandemic and Russia’s invasion of Ukraine, the construction industry continues to experience widespread supply chain impacts. Labor costs continue to increase due to inflation, shortages of qualified workers, and other factors. Hiring and retaining our skilled workers continues to be a priority to avoid future potential labor shortages.

Risk Management, Insurance, and Bonding

We are insured to cover a broad range of exposures arising from our work in the construction industry. All of our policies have been procured with limits and deductibles or self-insured retention amounts of varying amounts per occurrence. We believe that our insurance coverage meets or exceeds our needs relating to casualty or other type of insurance loss.

Our safety team has created an atmosphere of safety at our projects. Our safety directors and site-specific safety managers work together to assess and control potential losses and liabilities both before and during our construction projects. Our safety record is in-line with industry standards.

In our industry, we are generally required to possess various types of surety bonds guaranteeing our completion of projects for most public and private customer contracts. Surety bond costs and our ability to obtain surety bonds are largely contingent on our working capital, Backlog, past performance and reputation, capitalization, management and technical expertise, and other factors at the underwriter’s discretion. Historically, we have been able to acquire the level of surety bonds necessary to support our business, but there can be no assurances that we can secure all necessary or appropriate surety bonds in the future or that such surety bonds can be economically secured. See “Item 1A. Risk Factors” for further discussion of related risks.

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

The majority of our revenue was recognized from contracts funded by federal, state, and local government agencies and authorities. Government contracts contain specific procurement regulations, contract provisions, and a variety of other requirements related to formation, administration, project performance, and accounting. These agreements often require certification of compliance.

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

We are also subject to the rules and regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration and other regulations. In addition, certain contracts contain minimum Disadvantaged Business Enterprise (“DBE”) participation clauses.

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

Our workforce was made up of approximately 2,100 employees as of December 31, 2024, of which approximately 500 were salaried and approximately 1,600 were hourly.

Union Workforce.

Several of our subsidiaries are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union professions and are subject to renewal periodically. As of December 31, 2024, approximately 300, or 14%, of our employees were represented by a union. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects.

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

We also may provide additional benefits to our employees, including a 401(k) match plan, healthcare and insurance benefits, paid time off, family leave, flexible work schedules, and employee assistance programs.

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

Company History and Available Information

The Company was incorporated in on July 14, 2021 as a Delaware corporation for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.  On February 14, 2023, the Company consummated the merger contemplated by the Merger Agreement, dated as of May 25, 2022 (the “Merger Agreement”), by and among Southland Holdings, Inc. (known prior to February 14, 2023 as Legato Merger Corp. II), Southland Holdings LLC, a Texas limited liability company, and Legato Merger Sub, Inc., a Delaware corporation.  Upon the closing of the transactions contemplated in the Merger Agreement, we changed our name to Southland Holdings, Inc.

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

Risks Related to Our Business and Industry

●	We may lose business to competitors through competitive bidding processes.
●	Our Backlog is subject to unexpected adjustments and cancellations.
●	The loss of one or more customers could have an adverse effect on us.
●	We are subject to risks related to government contracts and related procurement regulations.
●	The timing of new contract starts, including delays, cancellations and scope alterations, may result in unpredictable fluctuations in our business.
●	The nature of our contracts subjects us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
●	Our financial results are based upon estimates and assumptions that may differ from actual results.
●	If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
●	Our accounting for revenue recognized over time could result in a reduction or elimination of previously reported revenue and profit.
●	We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.
●	Supply chain interruptions, including availability of materials, products or equipment, may have a negative impact on our ability to complete projects.
●	Some of our contracts have penalties for late completion.
●	If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.
●	We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.
●	Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
●	We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
●	We are dependent upon suppliers and subcontractors to complete many of our contracts.
●	Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.
●	Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.
●	During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

●	Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations.
●	Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our business.
●	Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.
●	We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.
●	Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
●	Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.
●	We may be unable to win new contracts if we cannot provide customers with letters of credit or performance or other bonds.
●	It can be difficult and expensive to obtain the insurance we need for our business operations.
●	We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Risks Related to our Securities

●	We are an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
●	An established market for our securities may not be sustained.
●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject our securities to additional trading restrictions.
●	The price of our securities may change significantly, and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or our stockholders in the public market could cause the market price of our securities to decline.
●	If securities analysts do not publish research or reports about our business or if they downgrade our securities or our sector, the price and trading volume of our securities could decline.
●	Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
●	We do not intend to pay dividends for the foreseeable future. As a result, you will be relying solely on the appreciation in value of our securities to achieve a return on your investment.
●	We are a “controlled company” that could take advantage of exemptions to certain corporate governance requirements under NYSE rules in the future.
●	We may issue additional equity securities which could dilute earnings per share and stockholders’ percentage ownership.

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

A few customers, including the federal, state and local governments and governmental agencies, comprise a significant portion of our revenue. Our customers may unilaterally reduce, fail to renew, terminate their contracts with us, or revoke our ability to submit bids on new work at any time. Some of our contracts may have “termination for convenience” provisions in them. In addition, a significant reduction in government spending or a change in budgetary priorities could reduce demand for our services, cancel or delay projects. The loss of business from a significant customer could have a material adverse effect on our business, financial position and results of operations.

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

Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:

●	Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation or tariffs;
●	Unanticipated technical problems, including design or engineering issues;
●	Inaccurate representations of site conditions and unanticipated changes in the project execution plan;
●	Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;
●	Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;
●	Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;
●	Reliance on historical cost and/or execution data that is not representative of current or future economic and/or execution conditions;
●	Failure to accurately estimate the timing and cost of projects, including due to inflation, supply chain disruption, rising construction costs, unforeseen increases in the cost of labor, or other factors;
●	Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of import tariffs;
●	Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;
●	Failure to properly assess and update appropriate risk mitigation strategies and measures;

●	Difficulties related to the performance of our customers, partners, subcontractors, suppliers or other third parties;
●	Delays or productivity issues caused by weather; and
●	Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

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

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have a long-term impact on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers or projects, has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses. Further, the risks caused by climate change span across the full spectrum of the industries we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these industries. Our customers could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in legislation, international protocols or treaties, regulation or other restrictions on greenhouse gas emissions or that otherwise seek to address climate change that could affect our customers, including those who (a) are involved in the exploration, production or refining of fossil fuels, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. We cannot predict when or whether any of these legislative proposals may become law or what effect will be on us and our customers.

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

In preparing our consolidated financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events or is not capable of being readily calculated based on generally accepted accounting principles. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in estimated contract values and estimated costs at completion, our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time and provisions for income taxes. Actual results could differ materially from the estimates and assumptions that we use.

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

Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Net assets of foreign operations for the years ended December 31, 2024, and December 31, 2023, are approximately 62% and 47%, respectively, of our total net assets.

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

Delaware law and our charter documents may impede or discourage a takeover or change in control.

Anti-takeover provisions under Delaware law may impose an impediment to the ability of others to acquire control of us, even if a change of control would be of benefit to our stockholders. In addition, certain provisions of our Certificate of Incorporation and Bylaws also may impose an impediment or discourage others from a takeover. These provisions include, but are not limited to, restrictions on the ability of a stockholder to call a special meeting or nominate a director for election and our Board of Directors’ ability to authorize the issuance of preferred shares. These types of provisions may limit the ability of stockholders to obtain a premium for their shares and may make it more difficult for a third party to acquire us, even if the acquisition would be beneficial to our stockholders.

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

We may issue additional equity securities and any such issuance may dilute earnings per share and stockholders’ percentage ownership.

We may in the future issue additional equity securities to pay for potential acquisitions or to otherwise fund our corporate initiatives. If we do issue additional equity securities, the issuance may dilute our earnings per share and stockholders' percentage ownership.

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

Governance

Cybersecurity operations generally fall under the discretion of the IT Director, who has 20 years of experience and is a Certified Secure Infrastructure Specialist (CSIS - Comptia) and IT Operations Specialist (CIOS - Comptia). Our IT Director regularly communicates with and provides relevant cyber reporting, analysis, statistics and statuses to the Chief Financial Officer, who also has a background in IT and is a Certified Information Systems Auditor.

Our Cyber Incident Response Plan employs an operational incident-handling capability that includes preparation, detection, analysis, containment, eradication, recovery, and communication procedures.

Our cyber policies are based on the National Institute of Standards and Technology 800-171 and CMMC Level 2 framework, requiring formal written policies, procedures, plans of action, general security plans and regular audits.  In addition, Southland carries Privacy, Security and Technology Insurance covering incidents and responses related to business interruption, data recovery, data breach, extortion and ransomware, and crisis management.

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

Item 2. Properties

We lease our headquarters in Grapevine, Texas and own and lease other facilities throughout the United States and Canada. Our facilities include permanent and temporary office space, equipment yards, storage yards, maintenance facilities, shops, warehouses, training and education facilities, and other permanent and temporary locations as needed in our business, all of which are used by both our Civil and Transportation segments.

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

Holders

As of February 24, 2025, we had 53,987,069 shares of Common Stock issued and outstanding held of record by 2,172 holders. Such numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us,” “we,” or “Southland” refer to Southland Holdings, Inc. and its consolidated subsidiaries. The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements and certain risks included under the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” sections for a discussion of some of the uncertainties, risks, and assumptions associated with these statements. The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our consolidated balance sheets, statements of cash flows, and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes related thereto which are included in this Annual Report.

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

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors, and Heritage Materials. With the combined capabilities of these six primary subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

Key Factors Affecting Results of Operations

Business Environment

Our Civil segment primarily operates throughout North America and specializes in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

Our Transportation segment primarily operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and Ferris wheels in the world.

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

An estimated transaction price can be impacted by numerous items related to variable consideration, including but not limited to: claims, approved and pending changes orders, unpriced change orders, completion incentives, liquidated damages, penalties, and other contractual provisions. An estimated cost at completion may fluctuate based on numerous items, including but not limited to:

●	Complexity in original design,
●	Owner-directed changes,
●	Non-owner directed factors that necessitate change in scope or construction methodology,
●	Differing site conditions,
●	Productivity,
●	Availability and cost of labor, equipment, or materials,
●	Weather,
●	Changes in technology,
●	Governmental or environmental restrictions,
●	Subcontractor and joint venture partner performance,
●	Expected and unexpected cost of warranties,
●	Insurance, legal, and consultant costs, and
●	Time to recover, or not recover, additional contract costs.

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

In December 2024, the Company agreed to issue an aggregate of 5,830,899 shares of common stock (the “Shares”), par value $0.0001 per share, in exchange for the full satisfaction and discharge of an aggregate of $20.0 million in outstanding amounts under certain promissory notes held by Frank Renda, Rudy Renda and Tim Winn (the “Transaction”) with a price per share of $3.43, calculated using the greater of (a) the volume-weighted average price per share of Common Stock, rounded to the nearest hundredth of a cent, on NYSE for the thirty consecutive trading days immediately preceding and ending on December 27, 2024 and (b) the closing price of Common Stock on NYSE on December 27, 2024. The $20.0 million conversion to shares of common stock was comprised of $13.2 million of secured notes and accrued interest thereupon along with $6.8 million of certain promissory notes and accrued interest thereupon. The Transaction was approved by the Company’s Audit Committee and Board of Directors.

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

For the year ended December 31, 2024, M&P contributed $100.6 million to revenue and $83.1 million in gross loss. See the Transportation portion of the Segment Results section of this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. This compares to the $188.3 million to revenue and $86.6 million to gross loss for the year ended December 31, 2023. As of December 31, 2024, approximately 6.3% of Southland’s Backlog was in M&P, and Southland estimates most of the active scope of this work to be substantially completed in the next twelve months.

Results of Operations

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table sets forth our consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Revenue	$980,179	$1,160,417
Cost of construction	1,043,219	1,124,603
Gross profit (loss)	(63,040)	35,814
Selling, general, and administrative expenses	63,274	67,195
Operating loss	(126,314)	(31,381)
Gain (loss) on investments, net	(225)	30
Other income, net	3,631	23,580
Interest expense	(29,512)	(19,471)
Losses before income taxes	(152,420)	(27,242)
Income tax benefit	(46,892)	(8,527)
Net loss	(105,528)	(18,715)
Net income (loss) attributable to noncontrolling interests	(163)	538
Net loss attributable to Southland Stockholders	$(105,365)	$(19,253)

Revenue

Revenue for the year ended December 31, 2024, was $980.2 million, a decrease of $180.2 million, or 15.5%, compared to the year ended December 31, 2023. The decrease was attributable to a $166.0 million decrease in revenue in our Transportation segment primarily due to impacts related to exiting the M&P business line and a $14.2 million decrease in our Civil segment primarily due to projects that were substantially completed in 2023 compared to 2024, which was partially offset by new projects started in 2024.

Cost of construction

Cost of construction for the year ended December 31, 2024, was $1,043.2 million, a decrease of $81.4 million, or 7.2%, compared to the year ended December 31, 2023. The decrease was comprised of a $102.1 million decrease in our Transportation segment due to impacts related to exiting the M&P business line and more projects nearing substantial completion in 2024 compared to 2023, and a $20.7 million increase in our Civil segment due to new projects started in 2024, partially offset by projects that were substantially completed in 2023 compared to 2024.

Gross profit (loss)

Gross loss for the year ended December 31, 2024, was $63.0 million, an increase of $98.9 million, or 276.0%, compared to the year ended December 31, 2023. The increase was primarily due to project delays and increases in the cost of materials which led to a $63.9 million increase in gross loss in our Transportation segment and a $35.0 million decrease in gross profit in our Civil segment.

Selling, general, and administrative costs

Selling, general, and administrative costs for the year ended December 31, 2024, were $63.3 million, a decrease of $3.9 million, or 5.8%, compared to the year ended December 31, 2023. The decrease was primarily driven by a $5.2 million decrease in compensation offset by a $1.4 million increase in professional fees.

Other income, net

Other income, net for the year ended December 31, 2024 was $3.6 million, a decrease of $19.9 million, or 84.6%, compared to the year ended December 31, 2023. The decrease was primarily driven by a reversal of a non-cash contingent liability in 2023 due to changes in the likelihood of earnout shares being issued based on 2023 performance.

Interest expense

Interest expense for the year ended December 31, 2024, was $29.5 million, an increase of $10.0 million, or 51.6%, compared to the year ended December 31, 2023. The increase is primarily driven by an increase in external borrowings compared to the prior year and higher interest rates on the additional borrowings.

Income tax benefit

Income tax benefit for the year ended December 31, 2024, was $46.9 million or an effective tax rate of 30.8%. The primary differences from the federal statutory rate of 21% were (i) state income tax benefit of $7.6 million, (ii) the benefit of foreign tax rate differences of $13.2 million due to operations in jurisdictions like Canada and the Bahamas, (iii) the expense recorded for the valuation allowance against the net deferred tax assets for Johnson Bros. Corporation’s separate state filings and Southland Mole of Canada, and (iv) the benefit of the release of uncertain tax position liability previously recorded for American Bridge federal NOL and depreciation matters prior to 2020 tax year.

Income tax benefit for the year ended December 31, 2023, was $8.5 million, or an effective rate of 31.3%. The primary differences from the federal statutory rate of 21% were (i) the revocation of Subchapter S-corporation status by Southland Holdings, LLC and its Qualified Subchapter S Subsidiary group of entities inclusive of Southland Contracting, Johnson Bros., Mole Constructors, Heritage Materials, and Southland RE Properties of $4.8 million, (ii) the benefit from the change in valuation allowance of $3.2 million primarily due to the change in domestic filing structure and the subsequent removal of the valuation allowance on American Bridge domestic deferred tax assets, (iii) the benefit from foreign tax rate differences of $5.5 million due to operations in jurisdictions like Canada and the Bahamas with different effective tax rates, and (iv) the permanent inclusion difference of foreign income through Section 951A Global Intangible Low-Taxed Income (GILTI) of $8.2 million net of related deduction.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2024, the excise tax on corporate share repurchases is not expected to impact the Company as the Company has no plans for repurchases in the coming year.

On December 14, 2023, the FASB issued ASU 2023-09 which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. This standard has not been elected for early adoption this period but will be implemented for the next annual period, as required.  We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

Segment Results

	Year Ended
(Amounts in thousands)	December 31, 2024		December 31, 2023
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$323,288	33.0%	$337,524	29.1%
Transportation	656,891	67.0%	822,893	70.9%
Total revenue	$980,179	100.0%	$1,160,417	100.0%

	Year Ended
(Amounts in thousands)	December 31, 2024		December 31, 2023
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$16,725	5.2%	$51,686	15.3%
Transportation	(79,765)	(12.1)%	(15,872)	(1.9)%
Gross profit (loss)	$(63,040)	(6.4)%	$35,814	3.1%

Civil

Revenue in our Civil segment for the year ended December 31, 2024, was $323.3 million, a decrease of $14.2 million, or 4.2%, compared to the year ended December 31, 2023. The decrease was primarily attributable to decreased revenues of $48.7 million from projects substantially completed in 2023, offset by increased revenues of $33.0 million on a water project in North Dakota, for the year ended December 31, 2024 versus the same period in 2023.

Gross profit in our Civil segment for the year ended December 31, 2024, was $16.7 million, or 5.2% of segment revenue, compared to $51.7 million, or 15.3% of segment revenue, for the year ended December 31, 2023. The decrease of $35.0 million for the year ended December 31, 2024, was due to project delays and increases in the cost of materials which led to decreases in profit contribution of $29.9 million from a tunnel and marine project in Canada, $10.0 million from a tunnel project in Texas and $4.2 million from a water pipeline project in Oklahoma, offset by an increase in profit contribution of $8.4 million from a water project in North Dakota, for the year ended December 31, 2024 versus the same period in 2023.

Transportation

Revenue in our Transportation segment for the year ended December 31, 2024, was $656.9 million, a decrease of $166.0 million, or 20.2%, compared to the year ended December 31, 2023. The decrease was primarily attributable to decreased revenues of $87.7 million from the M&P line, a net $65.8 million from two projects in the Bahamas as one is nearing completion and a second began construction activities and $11.2 million from projects substantially completed in 2023, for the year ended December 31, 2024 versus the same period in 2023.

Gross loss in our Transportation segment for the year ended December 31, 2024, was $79.8 million, or (12.1)% of segment revenue, compared to $15.9 million gross loss, or (1.9)% of segment revenue, for the year ended December 31, 2023. The increase of $63.9 million in gross loss was primarily due to project delays and increases in the cost of materials which led to decreases in profit contribution of $25.0 million from bridge project in the Midwest and $17.4 million from a street maintenance project in Texas, for the year ended December 31, 2024 versus the same period in 2023. The increase in gross loss was also primarily due to a project nearing completion which led to decreases in profit contribution of $20.7 million from a project in the Bahamas, for the year ended December 31, 2024 versus the same period in 2023.

Comparisons of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

For discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Key Business Metrics

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measures are useful in evaluating our operational performance. We use the following non-GAAP measures to evaluate our ongoing operations and for internal planning, forecasting and compensation purposes. We believe that the non-GAAP financial information may be helpful in assessing our operating performance and facilitates an alternative comparison among fiscal periods. The non-GAAP financial measures are not, and should not be viewed as, a substitute for GAAP reporting measures.

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

Additionally, it is also customary to analyze our business using Adjusted EBITDA. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that, when evaluating Adjusted EBITDA, we may have future activities similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate EBITDA and Adjusted EBITDA in the same fashion.

Because of these limitations, non-GAAP financial measures should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using non-GAAP financial measures on a supplemental basis. The reconciliation of net loss to non-GAAP financial measures below should be reviewed, and no single financial measure should be relied upon to evaluate our business. Below is a reconciliation of net loss to these non-GAAP financial measures.

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Year ended
(Amounts in thousands)	December 31, 2024	December 31, 2023
Net loss attributable to Southland Stockholders	$(105,365)	$(19,253)
Depreciation and amortization	23,298	30,529
Income tax benefit	(46,892)	(8,527)
Interest expense	29,512	19,471
Interest income	(991)	(1,143)
EBITDA	(100,438)	21,077
Transaction related costs	—	1,594
Contingent earnout consideration non-cash expense reversal	—	(20,689)
Adjusted EBITDA	$(100,438)	$1,982

Comparisons of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

For discussion of EBITDA and Adjusted EBITDA for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — EBITDA and Adjusted EBITDA” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(Amounts in thousands)	Backlog
Balance: December 31, 2022	$2,973,885
New contracts, change orders, and adjustments	1,011,797
Less: contract revenue recognized in 2023	(1,150,716)
Balance: December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	718,125
Less: contract revenue recognized in 2024	(980,179)
Balance December 31, 2024	$2,572,912

Backlog should not be considered a comprehensive indicator of future revenue as many of our contracts can be terminated by our customers on relatively short notice, and Backlog does not include future work for which we may be awarded or new awards for which we are awaiting an executed contract or an authorized “Notice to Proceed.” In the event of a termination, we are typically reimbursed for all of our costs through a specific contractual date, our costs to demobilize from the project site, and in certain cases overhead costs and profit associated with the contract through the termination date. Costs may include preconstruction and engineering services as well as that of our subcontractors. Our contracts do not typically grant us rights to revenue reflected in Backlog. Projects may remain in the Backlog for extended periods of time as a result of schedule delays, regulatory requirements, project specific issues, or other reasons. Contract amounts from contracts where a transaction price cannot be reasonably estimated are not included within our Backlog amount.

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2022	$760,163
New contracts, change orders, and adjustments	199,372
Less: contract revenue recognized in 2023	(325,077)
Balance December 31, 2023	$634,458
New contracts, change orders, and adjustments	643,433
Less: contract revenue recognized in 2024	(316,684)
Balance December 31, 2024	$961,207

Transportation

(Amounts in thousands)
Balance December 31, 2022	$2,213,722
New contracts, change orders, and adjustments	812,425
Less: contract revenue recognized in 2023	(825,639)
Balance December 31, 2023	$2,200,508
New contracts, change orders, and adjustments	74,692
Less: contract revenue recognized in 2024	(663,495)
Balance December 31, 2024	$1,611,705

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

In connection with the closing of the Business Combination, holders of 25,296,280 shares of Common Stock, or 91.7% of the shares with redemption rights, exercised their right to redeem their shares at a redemption price of $10.30 per share. As a result, a substantial portion of the cash proceeds from our initial public offering we received in connection with the Business Combination were not available to us after giving effect to the Business Combination. Prior to the closing of the Business Combination, we planned to use the cash acquired in the Business Combination (i) to fund organic growth with increased working capital, (ii) to fund future potential acquisitions, and (iii) for general corporate needs including paying down debt. In light of the high level of redemptions, we may seek cash from (x) increasing institutional borrowings or increase the amount of our revolving credit facility, (y) selling off unused or underutilized construction assets, or (z)

expediting our claim settlements. However, we do not believe that the limited cash proceeds received in connection with the Business Combination have had a materially adverse impact on our operations or financial position.

We will receive the proceeds from any exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On February 24, 2025, the closing price of our Common Stock was $3.23 per share. To the extent the market price of our Common Stock remains below the Warrant exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, and other financing will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions, our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such an event were to occur, we may be unable to borrow under our revolving credit facility agreement or may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever conditions are favorable to us. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us. See “Item 1A. Risk Factors” for further discussion of related risks.

We are exposed to market risks relating to fluctuations in interest rates and currency exchange risks. Significant changes in market conditions could cause interest rates to increase and have a material impact on our free cash flow and the financing needed to operate our business.

Cash Flows

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table sets forth summary change in cash, cash equivalent and restricted cash for the years ended December 31, 2024 and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Net cash provided by (used in) operating activities	$1,927	$(10,264)
Net cash provided by investing activities	3,228	4,488
Net cash provided by (used in) financing activities	18,781	(2,590)
Effect of exchange rate changes	(195)	195
Net change in cash, cash equivalents, and restricted cash	$23,741	$(8,171)

Net cash provided by operating activities was $1.9 million during the year ended December 31, 2024, compared to net cash used in operating activities of $10.3 million for the year ended December 31, 2023. During the year ended December 31, 2024, the primary drivers in the $1.9 million in cash provided by operating activities were a decrease of $70.7 million in contract assets, an increase of $56.4 million in contract liabilities and $23.3 million in depreciation and amortization, offset by $105.5 million in gross loss and $44.8 million in deferred taxes.

Net cash provided by investing activities was $3.2 million during the year ended December 31, 2024, compared to $4.5 million for the year ended December 31, 2023. During the year ended December 31, 2024, the primary drivers in the $3.2 million in cash provided by investing activities were $6.5 million in proceeds from sale of property and equipment and $4.1 million in distributions received from investees, offset by $7.4 million in purchases of property and equipment.

Net cash provided by financing activities was $18.8 million during the year ended December 31, 2024, compared to net cash used in financing activities of $2.6 million for the year ended December 31, 2023. During the year ended December 31, 2024, the primary drivers in the $18.8 million cash provided by financing activities were $168.1 million of borrowing on notes payable and $42.5 million in proceeds from financing obligations, offset by $95.0 million in payments on the revolving credit facility, $89.8 in payments on notes payable and $8.0 million in payments of deferred financing costs.

Comparisons of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

For discussion of cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flows” of our Annual Report on Form 10-K for the year ended December 31, 2023.

As of December 31, 2024, we had long-term debt of $300.2 million, of which $44.5 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of December 31, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into a term loan and security agreement (the “Credit Agreement”) with Callodine Commercial Finance, LLC as administrative agent (“Administrative Agent”) and lender. The Credit Agreement provides for a four-year secured $160.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”) and a $20.0 million committed delayed draw term loan (the “Delayed Draw”). The Delayed Draw is a committed facility in which the Company may request all or a portion of the Delayed Draw to be available to the Company, subject to specified advance rates against eligible collateral and other criteria of the Credit Facility. As of December 31, 2024, there are no amounts eligible to be drawn under the Delayed Draw facility. The Delayed Draw can be drawn no more than once per quarter in minimum increments of $2.5 million, and once drawn, any repaid amounts of the Delayed Draw cannot be re-borrowed. Any undrawn portion of the Delayed Draw commitment will terminate on September 30, 2027, the third anniversary of the closing date. The Credit Facility has a maturity date of September 30, 2028. A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the revolving credit facility, and the revolving credit facility was terminated.

Subsequent to the year ended December 31, 2024, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation.

The Credit Agreement requires quarterly principal payments on the Term Loan, which commenced on December 31, 2024. The required principal amortization is as follows: (i) 5.0% in the first year (1.25% per quarter), (ii) 10.0% in the second year (2.50% per quarter), (iii) 15.0% in the third and fourth years (3.75% per quarter), and (iv) the remaining balance at maturity. The amortization for the Delayed Draw will also be paid quarterly and apply to each individual draw at the same prevailing quarterly rate that is in effect for the Term Loan and will commence with the first full quarter after the draw date of any Delayed Draw.

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

As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

In December 2024, in connection with the Transaction (see Note 2 of the Notes to the Consolidated Financial Statements), the Company exchanged $13.2 million of secured notes and accrued interest thereupon due to certain named executive officers in exchange for shares of common stock.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of December 31, 2024, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement (“Revolving Credit Facility”) with Frost Bank for $50.0 million. As of December 31, 2022, the Revolving Credit Facility agreement had been amended and increased to $100.0 million. In August 2023, the Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with a real estate transaction (see Note 2 of the Notes to the Consolidated Financial Statements).

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

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2024, include:

●	Debt obligations of $306.6 million (of which $44.5 million are due in 2025). See Note 10 of the Notes to the Consolidated Financial Statements for further detail about our debt and the timing of expected future principal payments.
●	Finance lease obligations of $7.4 million (of which $1.6 million are due in 2025) and operating lease obligations of $15.8 million (of which $9.5 million are due in 2025). See Note 11 of the Notes to the Consolidated Financial Statements for further detail about our lease obligations and the timing of expected future payments.
●	Amounts payable on promissory notes of $40.6 million (none of which are due in 2025). See Note 23 of the Notes to the Consolidated Financial Statements for further detail about the timing of expected future payments.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2024. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of Southland’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2024. Based on this evaluation, management believes that, as of December 31, 2024, Southland’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference from the Company’s 2025 Proxy Statement under “Executive Officers” and “Information about the Board of Directors and Corporate Governance” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company’s 2025 Proxy Statement under “Executive Compensation” and “Director Compensation” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the Company’s 2025 Proxy Statement under “Stock Ownership of Beneficial Owners and Certain Management” and “Equity Compensation Plan Information” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the Company’s 2025 Proxy Statement under “Certain Relationships and Related Party Transactions” and “Information About the Board of Directors and Corporate Governance” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement under “Principal Accountant’s Fee and Services” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. The consolidated financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-40 of this report. The Index to Consolidated Financial Statements appears on page F-1.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits.

Exhibit No.	Description
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
10.13

Real Estate Purchase Agreement, by and between Southland Holdings, LLC and Reksuh Acquisition, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.14

First Amendment to Real Estate Purchase Agreement, by and between Southland Holdings, LLC and Reksuh Acquisition, LLC, dated May 7, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report o Form 8-K filed with the SEC on July 23, 2024).

10.15

Second Amendment and Assignment and Assumption of Real Estate Purchase Agreement, by and between Southland Holdings, LLC, Reksuh Acquisition, LLC, American Bridge Company and GCP Southland, LLC, dated July 17, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.16

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.17

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.18

Lease Agreement, by and between Southland Holdings, Inc. and GCP Southland, LLC, dated July 19, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024).

10.19

Credit Agreement, dated as of September 30, 2024, by and among the Company, as borrowers, and Callodine Commercial Finance, LLC, as administrative agent and lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024).

10.20

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Frankie S. Renda. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.21

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Rudolph V. Renda. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.22

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Walter Timothy Winn. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.23*	Promissory Note, dated March 15, 2024, to Rudolph V. Renda.
10.24*	Promissory Note, dated March 15, 2024, to Frank S. Renda.
10.25*	Promissory Note, dated March 15, 2024, to Walter T. Winn.
10.26*	First Amendment to Credit Agreement, by and between Southland Holdings, LLC and Callodine Commercial Finance, LLC, dated March 3, 2025.
19*	Insider Trading Policy.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97.1	Southland Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024).
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2025.

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Frank Renda
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2025, by the following persons on behalf of the registrant and in the capacities indicated:

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
Mario Ramirez

SOUTHLAND HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Southland Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Southland Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Unresolved contract modifications and estimates to complete associated with long-term contracts

As described further in Notes 2 and 6 to the consolidated financial statements, revenue derived from long-term contracts is recognized as the performance obligations are satisfied over time. The Company uses the input method, measured by the percentage of cost incurred to date to estimated total costs for each project to recognize revenue. Under the input method, the determination of the progress towards completion requires management to prepare estimates of the costs to complete. In addition, the Company’s contracts may include variable consideration related to contract modifications through unresolved contract modifications, and management must estimate the timing and amount of unresolved contract modifications revenue to recognize. We identified unresolved contract modifications and estimates to complete associated with long-term contracts as a critical audit matter.

The principal consideration for our determination that estimates to complete associated with long-term contracts is a critical audit matter is that auditing management’s estimate of the progress toward completion of its projects was complex and subjective. This is due to the considerable auditor judgement required to evaluate management’s determination of the forecasted costs to complete its long-term contracts as future results may vary significantly from past estimates due to changes in facts and circumstances. In addition, the principal consideration for our determination that unresolved contract modifications associated with long-term contracts is a critical audit matter is that auditing the Company’s measurement of variable consideration is complex and highly judgmental and can have a material effect on the amount and timing of revenue recognized.

Our audit procedures related to the unresolved contract modifications and estimates to complete associated with long-term contracts included the following, among others:

●	For a selection of long-term contracts, we evaluated the reasonableness of significant assumptions used to develop the estimates to complete by conducting interviews with project personnel and performing a retrospective analysis using historical actual costs and trends.
●	We tested the completeness and accuracy of the costs incurred to date and the total estimated costs for a sample of long-term contracts.
●	For a selection of long-term contracts, we tested the estimated variable consideration related to recorded unresolved contract modifications revenue by evaluating the likelihood of a significant reversal of revenue at a later date and tracing the amounts to supporting documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 4, 2025

SOUTHLAND HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except shares and per share data)	As of
ASSETS	December 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$72,185	$49,176
Restricted cash	15,376	14,644
Accounts receivable, net	179,320	194,869
Retainage receivables	112,264	109,562
Contract assets	483,181	554,202
Other current assets	19,326	20,083
Total current assets	881,652	942,536

Property and equipment, net	116,328	102,150
Right-of-use assets	14,897	12,492
Investments - unconsolidated entities	126,705	121,648
Investments - limited liability companies	2,590	2,590
Investments - private equity	2,699	3,235
Deferred tax asset	54,531	11,496
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,682
Other noncurrent assets	1,539	1,711
Total noncurrent assets	321,997	258,532
Total assets	1,203,649	1,201,068

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$191,670	$162,464
Retainage payable	33,622	40,950
Accrued liabilities	91,515	124,667
Current portion of long-term debt	44,525	48,454
Short-term lease liabilities	10,104	14,081
Contract liabilities	249,706	193,351
Total current liabilities	621,142	583,967

Long-term debt	255,625	251,906
Long-term lease liabilities	10,791	5,246
Deferred tax liabilities	292	2,548
Financing obligations, net	41,468	—
Long-term accrued liabilities	58,075	49,109
Other noncurrent liabilities	40,847	47,728
Total long-term liabilities	407,098	356,537
Total liabilities	1,028,240	940,504

Commitments and contingencies (see Note 17)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 53,936,411 and 47,891,984 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in-capital	292,173	270,330
Accumulated deficit	(124,618)	(19,253)
Accumulated other comprehensive loss	(3,902)	(1,460)
Total stockholders' equity	163,658	249,622
Noncontrolling interest	11,751	10,942
Total equity	175,409	260,564
Total liabilities and equity	$1,203,649	$1,201,068

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
(Amounts in thousands except shares and per share data)	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	$980,179	$1,160,417	$1,161,431
Cost of construction	1,043,219	1,124,603	1,020,497
Gross profit (loss)	(63,040)	35,814	140,934
Selling, general, and administrative expenses	63,274	67,195	58,231
Operating income (loss)	(126,314)	(31,381)	82,703
Gain (loss) on investments, net	(225)	30	(76)
Other income, net	3,631	23,580	2,204
Interest expense	(29,512)	(19,471)	(8,891)
Earnings (losses) before income taxes	(152,420)	(27,242)	75,940
Income tax expense (benefit)	(46,892)	(8,527)	13,290
Net income (loss)	(105,528)	(18,715)	62,650
Net income (loss) attributable to noncontrolling interests	(163)	538	2,108
Net income (loss) attributable to Southland Stockholders	$(105,365)	$(19,253)	$60,542

Net loss per share attributable to common stockholders
Basic (1)	$(2.19)	$(0.41)
Diluted (1)	$(2.19)	$(0.41)
Weighted average shares outstanding
Basic (1)	48,073,973	47,088,813
Diluted (1)	48,073,973	47,088,813
(1)	Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net income (loss)	$(105,528)	$(18,715)	$62,650
Foreign currency translation adjustment, net of tax	(3,032)	1,206	(1,718)
Comprehensive income (loss), net of tax	(108,560)	(17,509)	60,932
Less: Comprehensive income (loss) attributable to noncontrolling interest	(753)	628	2,029
Comprehensive income (loss) attributable to Southland Stockholders	$(107,807)	$(18,137)	$58,903

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Equity

					Accumulated
	Shares				other
	Preferred	Common	Preferred	Common	comprehensive	Additional	Accumulated	Noncontrolling
(Amounts in thousands, except shares)	stock	stock	stock	stock	income	Paid-In Capital	Deficit	interest	Total equity
Balance as of December 31, 2021	24,400,000	44,407,831	$24,400	$4	$(937)	$224,786	$—	$11,057	$259,310
Preferred stock and dividends	—	—	—	—	—	(1,037)	—	(188)	(1,225)
Distributions to members	—	—	—	—	—	278	—	(2,452)	(2,174)
Net income	—	—	—	—	—	60,542	—	2,108	62,650
Other comprehensive loss	—	—	—	—	(1,639)	—	—	(79)	(1,718)
Balance as of December 31, 2022	24,400,000	44,407,831	24,400	4	(2,576)	284,569	—	10,446	316,843
Preferred stock repurchase and dividends	(24,400,000)	—	(24,400)	—	—	(50,129)	—	(22)	(74,551)
Issuance of post-merger earnout shares	—	3,448,283	—	1	—	34,999	—	—	35,000
Issuance of shares - RSUs	—	35,870	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	(110)	(110)
Share-based compensation	—	—	—	—	—	891	—	—	891
Net income (loss)	—	—	—	—	—	—	(19,253)	538	(18,715)
Other comprehensive income	—	—	—	—	1,116	—	—	90	1,206
Balance as of December 31, 2023	—	47,891,984	—	5	(1,460)	270,330	(19,253)	10,942	260,564
Issuance of shares - RSUs, net of tax	—	213,528	—	—	—	(206)	—	—	(206)
Issuance of common stock	—	5,830,899	—	—	—	20,000	—	—	20,000
Distributions to members	—	—	—	—	—	—	—	(276)	(276)
Share-based compensation	—	—	—	—	—	2,049	—	—	2,049
Capital contributions from non-controlling interest	—	—	—	—	—	—	—	1,838	1,838
Net loss	—	—	—	—	—	—	(105,365)	(163)	(105,528)
Other comprehensive loss	—	—	—	—	(2,442)	—	—	(590)	(3,032)
Balance as of December 31, 2024	—	53,936,411	$—	$5	$(3,902)	$292,173	$(124,618)	$11,751	$175,409

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$(105,528)	$(18,715)	$62,650
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,298	30,529	45,697
Loss on extinguishment of debt	246	631	—
Deferred taxes	(44,751)	(12,341)	(2,103)
Change in fair value of earnout liability	—	(20,689)	—
Share-based compensation	2,049	891	—
Gain on sale of assets	(3,439)	(1,328)	(3,377)
Foreign currency remeasurement loss (gain)	(12)	(109)	548
Loss (earnings) from equity method investments	415	(7,740)	(9,299)
TZC investment present value accretion	(3,367)	(2,449)	(2,355)
Loss (gain) on trading securities, net	224	(26)	(260)
Changes in assets and liabilities:
Accounts receivable	9,924	(48,971)	(18,432)
Contract assets	70,713	(42,921)	(138,677)
Other current assets	757	4,136	(1,293)
Right-of-use assets	(2,410)	4,402	(1,315)
Accounts payable and accrued liabilities	(3,652)	46,608	(13,546)
Contract liabilities	56,426	61,775	20,049
Operating lease liabilities	2,538	(4,314)	1,264
Other	(1,504)	367	(5,753)
Net cash provided by (used in) operating activities	1,927	(10,264)	(66,202)

Cash flows from investing activities:
Purchase of property and equipment	(7,416)	(10,846)	(4,765)
Proceeds from sale of property and equipment	6,513	8,813	10,064
Loss on investment in limited liability company	—	—	336
Purchase of trading securities	(89)	—	—
Proceeds from the sale of trading securities	401	61	927
Distributions received from equity method investees	—	7,000	—
Distributions received from investees	4,069	—	—
Capital contribution to unconsolidated investments	(250)	—
Capital contribution to equity method investees	—	(540)	(1,000)
Net cash provided by investing activities	3,228	4,488	5,562

Cash flows from financing activities:
Borrowings on revolving credit facility	5,000	8,000	75,000
Payments on revolving credit facility	(95,000)	(13,000)	—
Borrowings on notes payable	168,127	115,265	281
Payments on notes payable	(89,781)	(123,720)	(42,934)
Proceeds from financing obligations	42,500	—	—
Payments of deferred financing costs	(7,982)	(565)	—
Pre-payment premium	(246)	(471)	—
Advances from (to) related parties	12	(242)	(1,598)
Payments on finance lease and financing obligations	(5,481)	(4,835)	(8,157)
Capital contributions from noncontrolling members	1,838	—	—
Distribution to members	—	(110)	(2,457)
Payment of taxes related to net share settlement of RSUs	(206)	—	—
Proceeds from merger of Legato II and Southland LLC	—	17,088	—
Net cash provided by (used in) financing activities	18,781	(2,590)	20,135

Effect of exchange rate on cash	(195)	195	1,254

Net increase (decrease) in cash and cash equivalents and restricted cash	23,741	(8,171)	(39,251)
Beginning of period	63,820	71,991	111,242
End of period	$87,561	$63,820	$71,991

Supplemental cash flow information
Cash paid for income taxes	$1,561	$7,587	$10,392
Cash paid for interest	$28,047	$18,277	$9,044

Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$18,718	$13,875	$19,558
Assets obtained in exchange for notes payable	$27,365	$10,884	$4,091
Related party payable exchanged for note payable	$3,797	$—	$—
Conversion of promissory notes payable to equity	$20,000	$—	$—
Dissolution of joint venture	$276	$—	$—
Issuance of post-merger earn out shares	$—	$35,000	$—
Dividend financed with notes payable	$—	$50,000	$—

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Southland Holdings, Inc. and its subsidiaries (“Southland”, the “Company”, “we”, “us”, or “our”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

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

Note 2. Summary of Significant Accounting Policies

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

These consolidated financial statements include the accounts of Southland Holdings, Inc, Southland Holdings, LLC, Southland Contracting, Inc., Johnson Bros. Corporation, a Southland Company (“Johnson Bros. Corporation”), Mole Constructors, Inc., Oscar Renda Contracting, Inc. (“Oscar Renda Contracting”), Heritage Materials, LLC, American Bridge, Renda Pacific LLC, Southland Renda JV (“Southland Renda”), Southland Mole JV (“Southland Mole”), Southland RE Properties LLC, Oscar Renda Contracting of Canada, Ltd., Southland Mole of Canada Ltd. (“Southland Mole of Canada”), Southland Technicore Mole JV (“Southland Technicore Mole”), Southland Mole of Canada/Astaldi Canada Design & Construction JV (“Southland Astaldi”) and American Bridge/Commodore JV. In November 2024, the Company dissolved the Southland Technicore Mole joint venture.

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

Foreign Operations and Foreign Exchange Risk

Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, asset seizure, domestic and foreign import or export changes, and restrictions on currency exchange. Net assets of foreign operations for the years ended December 31, 2024, and December 31, 2023, are approximately 62% and 47%, respectively, of our total net assets.

The financial records of Southland Technicore Mole joint venture, Oscar Renda Contracting of Canada, Inc., Southland Mole of Canada, Southland Astaldi joint venture, and various consolidated American Bridge subsidiaries are maintained in local currencies. Results of foreign operations are translated from the local currency to the U.S. dollar (functional and reporting currency) using the average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Certain long-lived assets and liabilities are converted at historical rates. Resulting gains or losses from translating foreign currency financial statements are recorded as other comprehensive income (loss).

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

The classification of revenue, cost of construction and gross profit for segment reporting purposes is reliant on management judgment. At times, our segments undertake projects together or share resources and equipment. We also allocate some costs between segments which can include facility costs, equipment costs, and other operating expenses.

Concentration Risk

As of December 31, 2024, there were no customers who individually comprised 10% of our contract receivables. As of December 31, 2023, we had one customer that comprised 15% of our contract receivables.

The percentage of our labor force subject to collective bargaining agreements was 14%, 20%, and 26% as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The collective bargaining agreements are due to expire by 2026. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

During the year ended December 31, 2024, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 13.9% and 10.1%.

During the year ended December 31, 2023, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 17.3% and 13.7%.

During the year ended December 31, 2022, there were no customers who individually comprised 10% of annual revenue.

During the year ended December 31, 2024, revenue earned from operations in Florida, New York, Texas, and the Bahamas was approximately 22.7%, 14.8%, 13.7% and 13.6%, respectively. Remaining revenue earned was from operations in 28 other states, territories, or provinces. Foreign revenue earned was 17.2% of total revenue.

During the year ended December 31, 2023, revenue earned from operations in Florida, Texas, and the Bahamas was approximately 19.7%, 18.9%, and 17.3%, respectively. Remaining revenue earned was from operations in 29 other states, territories, or provinces. Foreign revenue earned was 22.9% of total revenue.

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

Cost of construction includes all direct material, subcontractor, equipment, and labor and certain other direct costs, as well as those indirect costs related to contract performance. Selling, general and administrative costs are charged to operations as directly incurred. Costs to fulfill contracts, such as costs to mobilize equipment to a jobsite, prior to substantive work beginning (“mobilization costs”) and costs to insure a contract (“bonds and insurance”) are capitalized as incurred and amortized over the expected duration of the contract. Capitalized contract costs are included as contract assets on the consolidated balance sheets and are amortized over the expected contract length. Provisions for estimated losses on incomplete contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to revenues, costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability are accounted for as changes in estimates in the current period.

(Amounts in thousands)	December 31, 2024	December 31, 2023
Costs to bond and insure	$22,128	$20,997
Mobilization costs	9,043	7,617
Costs to fulfill contracts, net	$31,171	$28,614

During the years ended December 31, 2024 and December 31, 2023, we amortized $12.5 million and $15.0 million, respectively, of mobilization and costs to insure contracts to cost of construction in the consolidated statements of operations.

Contract assets represent, in addition to costs to fulfill, revenues recognized in excess of amounts billed. We anticipate substantially all incurred costs associated with contract assets to be billed and collected within one year or the lifecycle of a construction project. Contract liabilities represents billings in excess of revenues recognized.

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

All assets and liabilities have been valued using a market approach, except for Level 3 assets. Fair values for assets in Level 2 are estimated using quoted market prices for the funds’ investment assets in active and inactive markets. Fair values for assets in Level 3 are estimated based on estimated fair values of the funds’ underlying assets as provided by third-party pricing information without adjustment, which are believed to be illiquid. There were no significant transfers in or out of Levels 1, 2, or 3 during 2024 or 2023.

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

(Amounts in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents at beginning of year	$49,176	$57,915
Restricted cash at beginning of year	14,644	14,076
Cash, cash equivalents, and restricted cash at beginning of year	$63,820	$71,991

Cash and cash equivalents at end of year	$72,185	$49,176
Restricted cash at end of year	15,376	14,644
Cash, cash equivalents, and restricted cash at end of year	$87,561	$63,820

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions and future expectations. Normal contracts receivable are due 30 days after the issuance of the invoice. Retainages are typically due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables, where applicable, are typically due two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

We expect to collect $100.5 million of our outstanding retainage receivables, net, within the next twelve months.

In certain cases we can apply in writing at the time of substantial performance of the contract to substitute the amount retained as warranty receivable with a substitute bond of equal or greater value. It is at the discretion of the owners to accept a substitute bond.

As of December 31, 2024, and December 31, 2023, we had an allowance for credit losses of $2.0 million and $1.3 million, respectively.

Inventory

Inventory consists mainly of materials utilized for Heritage Materials’ materials producing plants, is stated at the lower of cost (first in, first out) or net realizable value and is reported in other current assets. As of December 31, 2024, and December 31, 2023, we had inventory of $4.5 million and $5.5 million, respectively.

Deferred Financing Costs

We capitalize costs related to the issuance of debt. Deferred financing costs are presented with noncurrent liabilities as a reduction of long-term debt on our consolidated balance sheets. The amortization of such costs is recognized as interest expense over the term of the respective debt instruments to which they pertain.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2024, we did not identify any triggering events that would require a quantitative assessment.

Intangible assets with a definite useful life are amortized over their useful lives. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recorded amortization expense of $0.5 million, $0.5 million, and $1.0 million, respectively.

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

We self-insure workers’ compensation, general liability, and auto insurance up to $0.3 million per claim for Southland Contracting, Inc., American Bridge Company, and Johnson Bros. Corporation, except in New York, which general liability is $2.0 million per claim. The policies covering Oscar Renda Contracting, Inc. and Heritage Materials, LLC have a $0.1 million deductible per claim.

As of December 31, 2024, and December 31, 2023, we had $10.2 million and $11.9 million, respectively, in self-insurance reserves.

Income Taxes

Effective January 1, 2023, Southland Holdings, LLC revoked its Subchapter S-corporation election terminating the Qualified Subchapter S Subsidiary group. With the exception of Renda Pacific LLP, the remaining domestic entities under Southland Holdings, LLC (including Oscar Renda Contracting, Inc. and American Bridge) will file a consolidated United States Federal income tax return. As a limited liability partnership, Renda Pacific, LLP is treated as a partnership for federal income tax purposes and does not pay federal income taxes at the entity level. As a joint venture, Southland Renda Joint Venture is treated as a partnership for federal income tax purposes and does not pay federal income taxes at the entity level.

Southland Contracting, Inc., Southland Mole of Canada, and Mole Constructors, Inc. are subject to foreign taxes on their respective share of taxable income from operations outside of the US.

Oscar Renda Contracting of Canada, Inc., a wholly owned subsidiary of Oscar Renda Contracting, Inc., is subject to foreign taxes on their taxable income from operations outside of the U.S.

American Bridge Canada Company, a wholly owned subsidiary of American Bridge Company, is subject to foreign taxes on their taxable income from operations outside of the U.S.

American Bridge UK, a foreign branch of the wholly owned subsidiary American Bridge International Corporation, is subject to foreign taxes on their taxable income from operations outside of the U.S.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2024, and December 31, 2023, we had accrued $0.1 million and $0.9 million, respectively.

Provisions for U.S. federal, state, and local plus non-U.S. income taxes are calculated on reported income or loss before taxes according to current applicable tax law plus the cumulative effect of any changes in tax law, or tax rates from those previously used in determining deferred tax assets and liabilities.

The accounting for uncertainty in income taxes requires a more-likely-than-not threshold for financial statement recognition. We record an uncertain tax liability when a known position is taken that is not more-likely-than-not to be adjusted under audit by any appropriate taxing authority audit agent. The effect of a change in an uncertain tax position is recorded in the period in which the change becomes known. Applicable tax penalties and interest are classified as a component of income tax expense or benefit.

We also assess the likelihood that deferred tax assets are recoverable against forecasted sources of taxable income and record a valuation allowance if it is determined that it is more likely than not that all or a portion of deferred tax assets will not be recognized. Changes in estimate and judgement regarding the future ability to recognize deferred tax assets may result in changes to deferred tax expense and is recorded in the period in which the change occurs.

Leases

Leases are recognized under ASC 842, Leases (“ASC 842”). We determine whether a contract contains a lease at contract inception and classify it as either finance or operating. A contract contains a lease if there is an identified asset, and we have the right to control the asset.

Finance leases are generally those that allow us to substantially utilize or pay for the entire asset over its estimated useful life. Finance leases are recorded in property and equipment, net, and finance lease liabilities within short-term lease liabilities and long-term lease liabilities on the consolidated balance sheets. Finance lease property and equipment are amortized in costs of construction on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term, with the interest component for lease liabilities included in interest expense and recognized using the effective interest method over the lease term.

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

Recently Adopted Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 was adopted as of January 1, 2024. Our adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements and related disclosures.

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

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” ("ASU 2023-09"), which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have not elected to early adopt this standard. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose, in the notes to financial statements, certain costs and expenses, such as purchases of inventory, employee compensation, and costs related to depreciation and amortization. ASU 2024-03 is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2027, and subsequent interim periods, with early adoption permitted. We do not expect ASU 2024-03 to have an impact on our financial position, results of operations and cash flows; however, we are currently evaluating the impact on our consolidated financial statement disclosures.

Share-Based Compensation

We measure and recognize compensation expense, net of forfeitures, over the requisite vesting periods for all share-based payment awards made and we recognize forfeitures as they occur. Share-based compensation is included in selling, general and administrative expenses and cost of revenue on our consolidated statements of operations.

Warrants

Immediately after giving effect to the Business Combination, there were 14,385,500 warrants issued and outstanding. Each warrant is exercisable for a share of Common Stock at an exercise price of $11.50 per share. The Company accounts for these warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the Public Warrants and Private Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment.

Real Estate Transaction

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million (see Note 16). The transaction was accounted for as a failed sale-leaseback in accordance with ASC 842. As a result, the assets remain on the consolidated balance sheets at their historical net book values. A financing obligation liability was recognized in the amount of $42.5 million and an interest rate of 8.90%. The financing obligation has a maturity date of July 2044. The Company will not recognize rent expenses related to the leased assets. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

As of December 31, 2024, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the consolidated balance sheets.

Note Conversion

In December 2024, the Company agreed to issue an aggregate of 5,830,899 shares of common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), in exchange for the full satisfaction and discharge of an aggregate of $20.0 million in outstanding amounts under certain promissory notes held by Frank Renda, Rudy Renda and Tim Winn (the “Transaction”) with a price per share of $3.43, calculated using the greater of (a) the volume-weighted average price per share of Common Stock, rounded to the nearest hundredth of a cent, on NYSE for the thirty consecutive trading days immediately preceding and ending on December 27, 2024 and (b) the closing price of Common Stock on NYSE on December 27, 2024. The Transaction was approved by the Company’s Audit Committee and Board of Directors.

Note 3. Investment in Joint Ventures

We participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex, large, and/or unique projects. Generally, each construction joint venture is formed to accomplish a specific project. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project.

Summarized and unaudited financial information of the joint ventures as of and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, is as follows:

	As of and for the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Assets	$594,175	$613,217	$569,101
Liabilities	80,683	104,207	54,116
Revenues	88,856	35,183	40,759
Income	20,177	18,773	8,548

The Company has recognized the following as of and for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

	As of and for the year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	$40,778	$25,955	$25,514
Income	6,968	8,973	4,992
Equity	126,688	121,649	113,724

American Bridge entered into the Tappan Zee Constructors (“TZC”) joint venture with Fluor Enterprises, Inc., Granite Construction Northeast, Inc., and Traylor Bros., Inc., for the purpose of constructing the new Tappan Zee Bridge in New York. For TZC, the investment balance is substantially comprised of the forecasted recovery of a claim which has been adjusted to a present value of $108.1 million and $106.5 million for 2024 and 2023, respectively. In 2020, American Bridge entered into an arrangement with an external party to share in the future proceeds of this claim which were fully recognized in 2024. American Bridge had recorded a liability to the external party in the amount of $58.1 million and $49.1 million as of December 31, 2024 and December 31, 2023, respectively, which is included in long-term accrued liabilities on the consolidated balance sheets.

Note 4. Fair Value of Investments

Fair value of investments measured on a recurring basis as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private Equity	2,699	—	—	2,699
Total noncurrent	2,699	—	—	2,699
Overall Total	$2,699	$—	$—	$2,699

	December 31, 2023
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Marketable Securities
Common Stocks	$—	$—	$—	$—
Total	—	—	—	—
Investments Noncurrent
Private Equity	3,235	—	—	3,235
Total noncurrent	3,235	—	—	3,235
Overall Total	$3,235	$—	$—	$3,235

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024, and December 31, 2023:

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2024	$3,235	$3,235
Total losses (realized / unrealized):
In Losses:	(372)	(372)
Purchases, issuances, and sales:
Purchases	92	92
Sales	(256)	(256)
Balance - December 31, 2024	$2,699	$2,699

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2023	$3,261	$3,261
Total gains (realized / unrealized):
In Earnings:	169	169
Purchases, issuances, and sales:
Purchases	142	142
Sales	(337)	(337)
Balance - December 31, 2023	$3,235	$3,235

Note 5. Investing Activities

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

We did not have any activity in marketable securities as of December 31, 2024 and December 31, 2023.

We did not have any current marketable securities as of December 31, 2024 and December 31, 2023.

Cost and fair value of noncurrent marketable securities as of December 31, 2024, and December 31, 2023, was as follows:

	December 31, 2024
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$325	$2,374	$2,699
Total	$325	$2,374	$2,699

	December 31, 2023
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$637	$2,598	$3,235
Total	$637	$2,598	$3,235

The noncurrent investments are in certain illiquid private equity funds. These equity funds are presented within the investments line on our consolidated balance sheets. The private equity funds invest in selected equity investments. Opportunities for redemption are limited and depend on locating another investor to purchase the interest that we desire to sell. As of December 31, 2024, and December 31, 2023, we had unfunded commitments to invest $1.3 million and $1.3 million, respectively. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we did not recognize a net gain or loss from the sale of trading securities.

Note 6. Revenue

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

Estimating cost to complete long-term contracts involves a significant amount of estimation and judgement. For long-term contracts, we use the calculated transaction price, estimated cost to complete the project, and the total costs incurred on the project to date to calculate the percentage of the project that is complete. The estimated costs to complete the project and the estimated transaction price can change due to unforeseen events that can either increase or decrease the margin on a particular project.

Our contract structures typically allow for variable consideration. A significant portion of this variable consideration comes in the form of change order requests and claims. Other variable consideration can include volume discounts, performance bonuses, incentives, liquidated damages, and other terms that can either raise or lower the total transaction price. We estimate variable consideration based on the probability of being entitled to collection of specific amounts. We include amounts that we believe we have an enforceable right to collect based on our expected probability of success with specific claims or contractual rights. Our estimates of total variable consideration rely on all available information about our customer including historical, current, and forecasted information.

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $222.9 million for the year ended December 31, 2024.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of December 31, 2024 and December 31, 2023, we had $15.7 million and $17.3 million, respectively, in accrued loss provisions.

We estimate the likelihood of collection during the bidding process for new contracts. Customers with history of late or non-payment are typically avoided in the bidding process. We consider the necessity for write-down of receivable balances in conjunction with GAAP when evaluating our estimates of transaction price and estimated costs to complete our projects.

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

We segregate our business into two reportable segments: Transportation and Civil. Our CODM, the Chief Executive Officer, uses these segments in order to operate the business. Our segments offer different specialty infrastructure services. Our CODM regularly reviews our operating and financial performance based on these segments.

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

Segment Revenue

Revenue by segment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was as follows:

(Amounts in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$323,288	33.0%	$337,524	29.1%	$305,324	26.3%
Transportation	656,891	67.0%	822,893	70.9%	856,107	73.7%
Total revenue	$980,179	100.0%	$1,160,417	100.0%	$1,161,431	100.0%

Segment Cost of Construction

Cost of construction by segment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was as follows:

(Amounts in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
	Cost of	% of Total Cost	Cost of	% of Total Cost	Cost of	% of Total Cost
Segment	Construction	of Construction	Construction	of Construction	Construction	of Construction
Civil	$306,563	29.4%	$285,838	25.4%	$259,861	25.5%
Transportation	736,656	70.6%	838,765	74.6%	760,636	74.5%
Total cost of construction	$1,043,219	100.0%	$1,124,603	100.0%	$1,020,497	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was as follows:

(Amounts in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$16,725	5.2%	$51,686	15.3%	$45,464	14.9%
Transportation	(79,765)	(12.1)%	(15,872)	(1.9)%	95,470	11.2%
Gross profit (loss)	$(63,040)	(6.4)%	$35,814	3.1%	$140,934	12.1%

Revenue earned outside of the United States was 17% for the year ended December 31, 2024, 23% for the year ended December 31, 2023, and 7% for the years ended December 31, 2022.

Note 7. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of December 31, 2024, and December 31, 2023, consisted of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Costs in excess of billings	$452,010	$525,588
Costs to fulfill contracts, net	31,171	28,614
Contract assets	$483,181	$554,202

Costs and estimated earnings on uncompleted contracts were as follows as of December 31, 2024, and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Costs incurred on uncompleted contracts	$7,664,737	$7,293,246
Estimated earnings	343,869	456,852
Costs incurred and estimated earnings	8,008,606	7,750,098
Less: billings to date	(7,806,302)	(7,417,861)
Costs to fulfill contracts, net	31,171	28,614
Net contract position	$233,475	$360,851

Our net contract position is included on the consolidated balance sheets under the following captions:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Contract assets	$483,181	$554,202
Contract liabilities	(249,706)	(193,351)
Net contract position	$233,475	$360,851

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of December 31, 2024 and December 31, 2023, we have recorded $469.8 million and $480.9 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2024, we had contract liabilities of $193.4 million, of which $138.6 million was recognized as revenue during the year ended December 31, 2024.

On January 1, 2023, we had contract liabilities of $131.6 million, of which $124.1 million was recognized as revenue during the year ended December 31, 2023.

Note 8. Property and Equipment

As of December 31, 2024, and December 31, 2023, property and equipment consisted of the following:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Land	$6,170	$6,170
Buildings	28,925	30,904
Auto and trucks	27,444	32,792
Machinery and equipment	320,007	305,068
Assets in progress	3,950	7,209
Office and safety equipment	1,248	1,258
Property and equipment, at cost	387,744	383,401
Less: accumulated depreciation	(271,416)	(281,251)
Property and equipment, net	$116,328	$102,150

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recorded depreciation expense of $22.0 million, $29.9 million, and $44.6 million, respectively.

Note 9. Intangibles

For the year ended December 31, 2024, we performed a qualitative analysis of our indefinite-lived intangible asset and goodwill and noted no indicators of impairment. Through our analysis, we determined that it is not more likely than not that the carrying value of our indefinite-lived intangible asset and goodwill exceeded its fair value. We had goodwill of $1.5 million as of December 31, 2024, and December 31, 2023.

As of December 31, 2024, and December 31, 2023, intangible assets, net consisted of the following:

	December 31, 2024
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Finite-lived intangible assets:
Backlog	—	4,732	4,732	—

Total intangible assets, net		$5,912	$4,732	$1,180

	December 31, 2023
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Finite-lived intangible assets:
Backlog	1.0	4,732	4,230	502

Total intangible assets, net		$5,912	$4,230	$1,682

We recorded amortization of intangible assets of $0.5 million, $0.5 million, and $1.0 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Note 10. Long-Term Debt

Long-term debt and credit facilities consisted of the following as of December 31, 2024, and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Secured notes	$306,219	$210,197
Mortgage notes	393	689
Revolving credit facility	—	90,000
Total debt	306,612	300,886
Unamortized deferred financing costs	(6,462)	(526)
Total debt, net	300,150	300,360
Less: Current portion	(44,525)	(48,454)
Total long-term debt	$255,625	251,906

The weighted average interest rate on total debt outstanding as of December 31, 2024, and December 31, 2023, was 9.43% and 6.12%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of December 31, 2024, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into a term loan and security agreement (the “Credit Agreement”) with Callodine Commercial Finance, LLC as administrative agent (“Administrative Agent”) and lender. The Credit Agreement provides for a four-year secured $160.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”) and a $20.0 million committed delayed draw term loan (the “Delayed Draw”). The Delayed Draw is a committed facility in which the Company may request all or a portion of the Delayed Draw to be available to the Company, subject to specified advance rates against eligible collateral and other criteria of the Credit Facility. As of December 31, 2024, there are no amounts eligible to be drawn under the Delayed Draw facility. The Delayed Draw can be drawn no more than once per quarter in minimum increments of $2.5 million, and once drawn, any repaid amounts of the Delayed Draw cannot be re-borrowed. Any undrawn portion of the Delayed Draw commitment will terminate on September 30, 2027, the third anniversary of the closing date. The Credit Facility has a maturity date of September 30, 2028. A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the revolving credit facility, and the revolving credit facility was terminated.

Subsequent to the year ended December 31, 2024, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation.

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

As of December 31, 2024, the Company was in compliance with all financial covenants under the Credit Agreement.

In December 2024, in connection with the Transaction (see Note 2), the Company exchanged $13.2 million of secured notes and accrued interest thereupon due to certain named executive officers (“NEOs”) in exchange for shares of common stock.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of December 31, 2024, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

Revolving Credit Facility

In July 2021, we entered into a revolving credit facility agreement (“Revolving Credit Facility”) with Frost Bank for $50.0 million. As of December 31, 2022, the Revolving Credit Facility agreement had been amended and increased to $100.0 million. In August 2023, the Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with a real estate transaction (see Note 2).

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

Debt Maturity

Future long-term maturities are as follows for the years ending December 31:

(Amounts in thousands)	December 31, 2024
2025	$44,525
2026	52,694
2027	61,552
2028	130,627
2029	8,349
Thereafter	8,865
Total debt	$306,612

Note 11. Leases

We have operating and finance leases for corporate offices, construction site related real estate, and construction equipment.

The components of lease cost for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, are as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Finance leases
Amortization of finance leases	$4,478	$4,560	$7,580
Interest on lease liabilities	233	359	547
Total finance lease cost	4,711	4,919	8,127
Operating lease cost	12,051	17,100	18,874
Short-term lease cost	29,632	31,753	22,710
Total lease cost	$46,394	$53,772	$49,711

Lease costs for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, are as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,068	$16,893	$18,769
Operating cash flows for finance leases	233	359	547
Financing cash flows for finance leases	5,813	4,835	8,157
Operating leases
ROU assets obtained in exchange for lease liabilities	13,870	12,164	19,558
Finance leases
ROU assets obtained in exchange for lease liabilities	4,848	1,710	—

Additional information related to our leases for the year ended December 31, 2024 and December 31, 2023, is as follows:

Weighted average remaining lease term (in years)	December 31, 2024	December 31, 2023
Operating leases	2.4	1.7
Finance leases	4.7	2.1
Weighted average discount rate
Operating leases	5.62%	3.80%
Finance leases	8.48%	5.50%

The following tables set forth supplemental consolidated balance sheets information related to operating and finance leases as of December 31, 2024 and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$14,897	$12,492

Short-term operating lease liabilities	$8,962	$8,862
Long-term operating lease liabilities	5,856	3,526
Total operating lease liabilities	$14,818	$12,388

Finance leases
Property and equipment	$29,141	$26,012
Accumulated amortization	(22,921)	(18,485)
Property and equipment, net	$6,220	$7,527

Short-term lease liabilities	$1,142	$5,219
Long-term lease liabilities	4,935	1,720
Total finance lease liabilities	$6,077	$6,939

Maturities of non-cancellable operating and financing leases as of December 31, 2024, are summarized in the table below:

(Amounts in thousands)	Finance Leases	Operating Leases	Total
2025	$1,618	$9,513	$11,131
2026	1,604	2,710	4,314
2027	1,604	1,897	3,501
2028	1,484	1,265	2,749
2029	1,094	449	1,543
Thereafter	—	—	—
Total	7,404	15,834	23,238
Less: present value discount	(1,327)	(1,016)	(2,343)
Lease liability	$6,077	$14,818	$20,895

Practical Expedients

We elected the package of practical expedients for adoption of the leases standard permitted under the transition guidance. The expedients allow us to carry forward historical lease classification, indirect costs, and the original determination of whether or not a contract contained an embedded lease.

Note 12. Preferred Stock and Limited Liability Company

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

Note 13. Income Taxes

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

For consolidated financial statement purposes and income tax purposes, we report our income under the percentage-of-completion input method. Deferred income taxes arise from timing differences resulting from income and expense items reported in different years for financial accounting and tax purposes. Deferred taxes are classified as noncurrent.

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recorded tax expense as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current income tax
Federal	$(3,091)	$710	$9,079
State	(310)	620	4,493
Foreign	1,260	2,633	1,821
Deferred income tax
Federal	(37,131)	(6,394)	(499)
State	(7,390)	(2,616)	(1,059)
Foreign	(6,717)	(319)	(914)
Valuation allowance	6,487	(3,161)	369
Income tax expense (benefit)	$(46,892)	$(8,527)	$13,290

(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Statutory rate	$(32,008)	$(5,721)	$15,947
Untaxable earnings	—	—	(2,115)
State income taxes - net of federal benefit	(7,644)	(2,918)	77
Change in effective state tax rate	5	940	—
Revocation of S-corporation status	—	4,799	—
Earnout	—	(4,345)	—
Foreign rate differential	(13,155)	(5,501)	—
Change in valuation allowances	6,487	(3,161)	369
Effect of foreign tax credits	—	(443)	(2,493)
Effect of uncertain tax positions	(4,279)	459	1,355
Prior year true-ups	(254)	297	196
Effect of GILTI Inclusion	—	8,193	3,863
Effect of deferred true-ups	1,368	254	(3,572)
Research and development tax credits	(1,712)	(1,062)	—
Other	4,300	(318)	(337)
Income tax expense (benefit)	$(46,892)	$(8,527)	$13,290

The Federal statutory tax rate is 21%. Southland effective tax rate was 30.8%, 31.3%, and 17.6% for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The largest differences in our tax rate was that Southland and multiple of our affiliates have elected to be S corporations which are not subject to federal taxes for tax year ended December 31, 2022 and subsequently revoked the S corporation status effective January 1, 2023. Additionally, foreign tax rate difference in the United States and Bahamas, the effects from the Global Intangible Low-Taxed Income (“GILTI”) inclusions, the removal of the valuation allowance on American Bridge Company domestic net deferred tax assets, the recording of the valuation allowance on Johnson Bros. Corporation’s net deferred tax assets associated with separately filed state returns, and the recording of the valuation allowance on Southland Mole of Canada net deferred tax assets. A summary reconciliation between the federal statutory rate and our effective rate is below:

	Year ended
(Amounts in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Statutory rate	21.0%	21.0%	21.0%
Untaxable earnings	—%	—%	(2.8)%
State income taxes - net of federal benefit	5.1%	10.7%	0.1%
Change in effective state tax rate	—%	(3.5)%	—%
Revocation of S-corporation status	—%	(17.6)%	—%
Earnout	—%	15.9%	—%
Foreign rate differential	8.6%	20.2%	—%
Change in valuation allowances	(4.3)%	11.6%	0.5%
Effect of foreign tax credits	—%	1.6%	(3.3)%
Effect of uncertain tax positions	2.8%	(1.7)%	1.8%
Prior year true-ups	0.2%	(1.1)%	0.3%
Effect of GILTI inclusion	—%	(30.1)%	5.1%
Effect of deferred true-ups	(0.9)%	(0.9)%	(4.7)%
Research and development tax credits	1.1%	3.9%	—%
Other	(2.8)%	1.3%	(0.4)%
Total	30.8%	31.3%	17.6%

The following tables summarize the components of deferred income tax assets and deferred tax liabilities as of December 31, 2024, and December 31, 2023:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carryforwards	$55,250	$23,526
Deferred compensation	2,940	3,231
Lease liability	2,541	3,013
Real estate transaction	10,111	—
Capitalized research and development expenditures	15,295	10,815
Interest expense limitation	10,674	4,386
Loss Reserves	3,871	4,172
Research and development tax credits	2,853	—
Other	1,938	2,400
Total deferred tax assets	105,473	51,543

Valuation allowance	(25,209)	(19,419)

Deferred tax liabilities:
Property and equipment	(11,741)	(8,522)
Intangible assets in excess of tax basis	(627)	(635)
Passthrough income / joint ventures	(4,929)	(4,122)
ROU asset	(2,551)	(3,035)
Deminimis contracts	(2,385)	(3,127)
Other	(3,792)	(3,735)
Total deferred tax liabilities	(26,025)	(23,176)

Net deferred tax assets	$54,239	$8,948

As of December 31, 2024, and December 31, 2023 we have available, federal net operating losses (“NOLs”) totaling $96.8 million and $0.2 million, respectively. We also have state net operating losses totaling $153.3 million and $41.9 million, respectively as well as foreign NOL carryfowards that total $108.1 million and $83.4 million, respectively, related to Canada and the United Kingdom. United Kingdom NOLs do not expire. Canada NOLs will begin to expire in 2038.

Unremitted earnings of our non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant to the overall financials due to an earnings and profits (“E&P”) deficit.

The need for a valuation allowance is assessed on a jurisdiction by jurisdiction basis for each tax reporting group. Due to the revocation of the S-corporation status on various entities, our domestic filing group is in a three-year cumulative income position and we have removed the valuation allowance recorded against deferred tax assets from American Bridge Companies in 2023. In 2024, as a result of historic losses, the Company recorded a valuation allowance on Johnson Bros. Corporation related to the net deferred tax assets associated with separately filed state income tax returns. Additionally, minor valuation allowances remain on other domestic deferred tax assets relating to foreign tax credits and interest expense carryforwards due to separate return limitation year (“SRLY”) rules.

As a result of historic losses in Canada and the UK, Southland Mole of Canada, American Bridge Canada and American Bridge UK have recorded full valuation allowances against their respective net deferred tax assets. There is no valuation allowance recorded on Oscar Renda Contracting of Canada because this company files tax returns separately and accounts for $0.3 million of the recorded deferred tax liability as of December 31, 2024.

As of December 31, 2024 and December 31, 2023, we had uncertain tax positions as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of period	$4,522	$4,063
Additions to current year tax positions	—	—
Additions to interest and penalties on prior year tax positions taken	32	459
Reductions to prior year tax positions	(3,412)	—
Reductions to interest and penalties on prior year tax positions taken	(899)	—
Balance at end of period	$243	$4,522

As of December 31, 2024, and December 31, 2023, $0.1 million and $0.9 million were accrued for interest and penalty liability.  We classify interest and penalties attributable to income taxes as part of income tax expense.

As of December 31, 2024, the Company does not expect a material change in the uncertain tax position in the next twelve months.

We are subject to taxation in the United States, various states, and foreign jurisdictions. We remain subject to examination by tax authorities for tax years 2021 through 2024.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2024, the excise tax on corporate share repurchases is not expected to impact the Company as the Company has no plans for repurchases in the coming year.

On December 14, 2023, the FASB issued ASU 2023-09 which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have not elected to early adopt this standard.

Note 14. Multiemployer Plans

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

The following are the multiemployer plans providing pension benefits in which we participate:

A.	Northwest Ironworkers Retirement Trust – Seattle, Washington
B.	IUOE Local 302 & 612 Construct – WA State
C.	Carpenters Trust of Western Washington Local 196
D.	Iron Workers Union Security Funds
E.	Excavators Union Local 731 Pension Fund
F.	Carpenters District Council of Kansas City Pension Fund
G.	California Ironworkers Field Pension Fund
H.	Ironworkers Pension Plan of Western Pennsylvania
I.	Teamsters Local 282 Pension Trust Fund

			Pension	Pension	Pension		2024	2023	2022
			Protection Act	Protection Act	Protection Act	FIP/RP Status	Contributions	Contributions	Contributions	Expiration
	EIN/ Pension	Latest 5500	Zone Status -	Zone Status -	Zone Status -	Pending /	(Amounts in	(Amounts in	(Amounts in	Date of
Plan	Plan #	Year Ending	2023 (a)	2022 (a)	2021 (a)	Implemented (b)	thousands)	thousands)	thousands)	CBA
A	91-6123688	6/30/2024	G	G	G	No	$27	$85	$731	6/30/2025
B	91-6028571	12/31/2023	G	G	G	No	47	360	544	5/31/2025
C	91-6029051	12/31/2023	G	G	G	No	18	276	572	5/31/2025
D	51-6102576	12/31/2023	G	G	G	FIP Implemented	2,803	2,597	2,996	6/30/2026
E	13-1809825	12/31/2023	G	G	G	No	848	811	930	4/30/2026
F	43-6108379	3/31/2024	G	G	G	No	201	196	—	4/30/2025
G	95-6042866	5/31/2023	G	G	G	No	173	126	111	12/31/2025
H	25-1283169	12/31/2023	G	G	G	FIP Implemented	14	33	48	5/31/2025
I	11-6245313	12/31/2023	G	G	R	No	218	248	295	6/30/2025
J	11-2392157 36-6052390	2/1/2021	G	G	G	No	—	—	100	6/30/2023
K	91-6066773	4/1/2021	G	G	G	No	—	—	179	3/31/2024
L	94-6277608	6/1/2021	G	G	G	FIP Implemented	—	—	212	6/30/2021
M	43-6052659	10/31/2020	G	G	G	No	—	—	166	7/31/2023
	All other plans						1,603	1,620	409	Various
							$5,952	$6,352	$7,293

We did not contribute or participate as a signatory in any multiemployer plans prior to our acquisition of American Bridge in 2020.

(a)	The most recent Pension Protection Act zone status available is as of the plans’ year end. The zone status (as defined by the Pension Protection Act) represents the level at which the plan is funded. Plans in the red zone (R) are less than 65% funded; plans in the yellow zone (Y) are more than 65% funded, but less than 80% funded; plans in the green zone (G) are at least 80% funded. A multiemployer defined benefit pension plan that has been certified in the yellow or red zone may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable Funding Improvement Plan (FIP) or Rehabilitation Plan (RP). We were not required to pay any surcharges to any plans in 2021 or 2020.
(b)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a FIP or RP is either pending or has been implemented.

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

In addition to the aforementioned plans, we contribute to various multiemployer defined contribution plans. Total contributions to these plans during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, were approximately $4.9 million, $4.7 million and $5.1 million, respectively.

We also contribute to various multiemployer health and welfare plans. Total contributions for the years ended December 31, 2024, December 31, 2023, December 31, 2022, were $7.0 million, $7.2 million and $7.9 million, respectively.

Contributions made to multiemployer plans covered by a project labor agreement, which do not require us to become signatory to the unions, have not been included in the aforementioned amounts as the risk is limited to contributions on the applicable project.

Note 15. Collaboration Agreement

In the past we have participated in a collaborative arrangement with S. J. Louis, Inc. (“SJ Louis”) to pursue various construction projects. The scope of services provided by us and SJ Louis would vary from project to project. When a project was successfully awarded as a result of this collaborative arrangement it would be awarded solely to us, or SJ Louis. The party that was awarded the contract would book costs incurred by, or due to, the other party as cost of construction. The amounts due to the collaborative arrangement as of December 31, 2024 and December 31, 2023, were $18.3 million and $18.6 million, respectively, which are included in accrued liabilities on the consolidated balance sheets.

Note 16. Related Parties

We have multiple business arrangements with related parties which include our own employees and officers.

All related party balances as of December 31, 2024 and December 31, 2023 are summarized in the table below.

		As of
Description	Balance sheet classification	December 31, 2024	December 31, 2023
Accounts receivable from employees	Accounts receivable, net	$158	$224
Accounts payable to related parties	Accounts payable	1,506	388
Accrued distributions to related parties	Accrued liabilities	—	3,536
Notes payable due to related parties (1)	Long-term debt	20,323	31,622
Real estate transaction (2)	Financing obligations, net	41,468	—
Noncurrent liability due to related parties (3)	Other noncurrent liabilities	35,879	42,642
Total related party transactions		$99,334	$78,412
(1)	As of December 31, 2024, this balance was comprised of two notes payable with family members of certain NEOs with an interest rate of 4.0%, which are due in March 2033.
(2)	This balance is comprised of the real estate transaction described in Note 2.
(3)	This balance is comprised of the promissory notes described in Note 23.

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million. The Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officer, Rudy Renda, hold a combined 25% indirect minority interest in the entity that purchased the real estate. During the year ended December 31, 2024, the Company paid $2.0 million to this related party in accordance with the real estate purchase agreement.

We and certain of our subsidiaries enter cost sharing arrangements when such an arrangement would be operationally efficient.

The relationships between us and our related parties could result in operating results or financial positions that could differ from those that would have been obtained if the companies were autonomous.

Subsequent to the year ended December 31, 2024, Frank Renda, the Company’s President and Chief Executive Officer, agreed to provide a personal guarantee for any amounts drawn under the Delayed Draw. See Note 10 for additional information.

Note 17. Commitments and Contingencies

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of December 31, 2024, and December 31, 2023. Our estimates of such matters could change in future periods.

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

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of December 31, 2024, and December 31, 2023. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 18. Remaining Unsatisfied Performance Obligations

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

As of December 31, 2024, Southland had $2.6 billion of RUPO. The Company expects to recognize approximately 39% of its RUPO as revenue during the next twelve months, and the balance thereafter.

Note 19. Profit Sharing Plan

Some of our affiliates offer a voluntary 401(k) profit sharing plan and trust to their employees. Employees may elect to defer a portion of their salary to the plan. Our contributions are based on matching a percentage of employee contributions. We may make additional discretionary contributions. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we made contributions of $1.8 million, $1.9 million, and $1.8 million, respectively.

Note 20. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on their ownership percentages.

We own an 84.7% interest in Oscar Renda as of December 31, 2024, December 31, 2023, and December 31, 2022.

We own a 70.0% interest in the Southland Astaldi joint venture as of December 31, 2024, December 31, 2023, and December 31, 2022.

In November 2024, the Company dissolved the Southland Technicore Mole joint venture. Our interest in the Southland Technicore Mole joint venture was 0% as of December 31, 2024, and 65% as of December 31, 2023, and December 31, 2022.

We acquired the remaining 20.0% stake in Heritage Materials during March 2021 and owned 100% of Heritage Materials as of December 31, 2024, December 31, 2023, and December 31, 2022.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At December 31, 2024, American Bridge was responsible for approximately 83% of the total contracted work.

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

Revenue and net income attributable to noncontrolling interests is as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Revenue	$34,836	$41,589	$38,526
Net income (loss) attributable to noncontrolling interests	(163)	538	2,108

Note 21. Share-Based Compensation

On May 24, 2022, the board of directors of Legato Merger Corp. II, a Delaware corporation, adopted Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our Common Stock were reserved for issuance under the 2022 Plan of which 1,299,958 remained available as of December 31, 2024.

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

A summary of the changes in our RSUs during the years ended December 31, 2024, and December 31, 2023, were as follows (shares in thousands):

	December 31, 2024		December 31, 2023
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	173,333	$8.94	—	$—
Granted	681,310	4.83	209,203	8.43
Vested	(133,704)	9.35	(35,870)	5.94
Canceled	(41,568)	8.32	—	—
Outstanding, ending balance	679,371	$5.31	173,333	$8.94

Compensation cost related to RSUs was $2.0 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations. As of December 31, 2022, there was no share-based compensation.

Performance Stock Units (“PSUs”): PSUs provide for the issuance of shares upon vesting, which occurs following the end of the performance period based on achievement of certain metrics as established by the Board of Directors. The Company recognizes expense for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement. For the year ended December 31, 2024, we did not achieve the performance target criteria for 101,626 PSUs. As such, these shares were returned to the 2022 Plan.

A summary of the changes in our PSUs during the year ended December 31, 2024 is as follows:

	December 31, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	—	$—
Granted	304,880	4.58
Outstanding, ending balance	304,880	$4.58

For the years ended December 31, 2024, 2023 and 2022, there was no compensation cost related to PSUs.

As of December 31, 2024, there was $3.1 million of unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.8 years.

Note 22. Loss per Share

Basic and diluted net loss per share for the years ended December 31, 2024 and 2023, consisted of the following (in thousands, except shares and per share amounts):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(105,528)	$(18,715)
Less net income (loss) attributable to noncontrolling interests	(163)	538
Net loss attributable to common stockholders, basic and diluted	(105,365)	(19,253)

Denominator(1):
Weighted average common shares outstanding — basic	48,073,973	47,088,813
Weighted average common shares outstanding — diluted	48,073,973	47,088,813

Net loss per share — basic	$(2.19)	$(0.41)
Net loss per share — diluted	$(2.19)	$(0.41)
(1)	The structure of Southland’s historical common equity structure was in the form of membership percentages and no shares were issued. As such, reporting periods prior to the three months ended March 31, 2023 will not present share or per share data.

As the average market price of common stock for the years ended December 31, 2024 and 2023, did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the years ended December 31, 2024 and 2023, the potential dilution from unvested RSUs converting into 449,409 shares and 173,333 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

Note 23. Recapitalization

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

In December 2024, in connection with the Transaction (see Note 2), the Company exchanged $6.8 million of these notes and accrued interest thereupon in exchange for shares of Common Stock.

Earnout Shares

Pursuant to the Merger Agreement, Southland Members had potential to be issued additional consideration of up to 10,344,828 shares of Common Stock for attaining certain performance targets for the years ended December 31, 2022, and December 31, 2023. On April 27, 2023, Southland issued 3,448,283 shares of Common Stock to the Southland Members pursuant to the attainment of the 2022 Base Target (as defined in the Merger Agreement).

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

Note 24. Subsequent Events

We have evaluated subsequent events through the date financial statements were available for issuance to determine if their occurrence after the balance sheet date requires adjustment to the consolidated financial statements or disclosures. We have concluded no such adjustment is necessary.