Form 10-Q
period 2025-03-31
Southland Holdings, Inc.
filed 2025-05-13
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 2, 2025, there were 53,996,404 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), “Item 1A. Risk Factors” to Part II in this Quarterly Report and other reports or documents we file with the

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	March 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$65,052	$72,185
Restricted cash	16,064	15,376
Accounts receivable, net	171,920	179,320
Retainage receivables	111,179	112,264
Contract assets	493,879	483,181
Other current assets	26,860	19,326
Total current assets	884,954	881,652

Property and equipment, net	111,153	116,328
Right-of-use assets	12,061	14,897
Investments - unconsolidated entities	129,177	126,705
Investments - limited liability companies	2,590	2,590
Investments - private equity	2,685	2,699
Deferred tax asset	56,061	54,531
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	1,540	1,539
Total noncurrent assets	317,975	321,997
Total assets	$1,202,929	$1,203,649

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$206,577	$191,670
Retainage payable	33,651	33,622
Accrued liabilities	86,984	91,515
Current portion of long-term debt	46,789	44,525
Short-term operating lease liabilities	7,693	10,104
Contract liabilities	256,594	249,706
Total current liabilities	638,288	621,142

Long-term debt	241,309	255,625
Long-term operating lease liabilities	10,079	10,791
Deferred tax liabilities	292	292
Financing obligations, net	41,472	41,468
Long-term accrued liabilities	58,075	58,075
Other noncurrent liabilities	40,756	40,847
Total long-term liabilities	391,983	407,098
Total liabilities	1,030,271	1,028,240

Commitment and contingencies (Note 7)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 53,987,169 and 53,936,411 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	292,526	292,173
Accumulated deficit	(129,170)	(124,618)
Accumulated other comprehensive loss	(4,231)	(3,902)
Total stockholders' equity	159,130	163,658
Noncontrolling interest	13,528	11,751
Total equity	172,658	175,409
Total liabilities and equity	$1,202,929	$1,203,649

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
(Amounts in thousands except shares and per share data)	March 31, 2025	March 31, 2024
Revenue	$239,486	$288,097
Cost of construction	218,006	267,676
Gross profit	21,480	20,421
Selling, general, and administrative expenses	16,465	14,394
Operating income	5,015	6,027
Gain (loss) on investments, net	17	(76)
Other income, net	743	536
Interest expense	(8,874)	(5,655)
Earnings (losses) before income taxes	(3,099)	832
Income tax expense (benefit)	(313)	307
Net income (loss)	(2,786)	525
Net income attributable to noncontrolling interests	1,766	931
Net loss attributable to Southland Stockholders	$(4,552)	$(406)

Net loss per share attributable to common stockholders
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.01)
Weighted average shares outstanding
Basic	53,961,744	47,925,072
Diluted	53,961,744	47,925,072

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Net income (loss)	$(2,786)	$525
Foreign currency translation adjustment, net of tax	(318)	(581)
Comprehensive loss, net of tax	(3,104)	(56)
Comprehensive income attributable to noncontrolling interest	1,777	722
Comprehensive loss attributable to Southland Stockholders	$(4,881)	$(778)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Three Months Ended March 31, 2025
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	—	53,936,411	$—	$5	$(3,902)	$292,173	$(124,618)	$11,751	$175,409
Issuance of shares - RSUs, net of tax	—	50,658	—	—	—	(111)	—	—	(111)
Issuance of common stock	—	100	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	464	—	—	464
Net income (loss)	—	—	—	—	—	—	(4,552)	1,766	(2,786)
Other comprehensive income (loss)	—	—	—	—	(329)	—	—	11	(318)
Balance as of March 31, 2025	—	53,987,169	$—	$5	$(4,231)	$292,526	$(129,170)	$13,528	$172,658

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Three Months Ended March 31, 2024
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	—	5	(1,460)	270,330	(19,253)	10,942	260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	(206)
Share-based compensation	—	—	—	—	—	677	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	931	525
Other comprehensive income	—	—	—	—	(372)	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$11,664	$260,979

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(2,786)	$525
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	6,525	5,577
Deferred taxes	(1,530)	(642)
Share based compensation	464	677
Gain on sale of assets	(1,028)	(2,385)
Foreign currency remeasurement (gain) loss	(9)	64
Earnings from equity method investments	(2,688)	(1,907)
TZC investment present value accretion	—	(627)
Loss (gain) on trading securities, net	(17)	76
Changes in assets and liabilities:
Accounts receivable	8,565	(32,071)
Contract assets	(10,684)	(16,175)
Other current assets	(7,534)	5,450
Right-of-use assets	2,836	1,994
Accounts payable and accrued liabilities	10,352	40,059
Contract liabilities	6,888	(8,162)
Operating lease liabilities	(2,846)	(1,883)
Other	(79)	(467)
Net cash provided by (used in) operating activities	6,429	(9,897)

Cash flows from investing activities:
Purchase of property and equipment	(1,796)	(3,128)
Proceeds from sale of property and equipment	2,882	2,657
Contributions to other investments	—	(13)
Distributions from other investments	31	52
Net cash provided by (used in) investing activities	1,117	(432)

Cash flows from financing activities:
Borrowings on revolving credit facility	—	5,000
Borrowings on notes payable	19	222
Payments on notes payable	(13,593)	(10,650)
Payments of deferred financing costs	(49)	(75)
Payments from related parties	12	125
Payments on finance lease and financing obligations	(267)	(1,359)
Payment of taxes related to net share settlement of RSUs	(111)	(206)
Net cash used in financing activities	(13,989)	(6,943)

Effect of exchange rate on cash	(2)	(31)

Net decrease in cash and cash equivalents and restricted cash	(6,445)	(17,303)
Beginning of period	87,561	63,820
End of period	$81,116	$46,517

Supplemental cash flow information
Cash paid for income taxes	$409	$454
Cash paid for interest	$8,934	$5,527
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$—	$1,252
Assets obtained in exchange for notes payable	$1,186	$3,341
Related party payable exchanged for note payable	$—	$3,797

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Southland Holdings, Inc. and its consolidated subsidiaries (“Southland”, the “Company”, “we”, “us”, or “our”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the bridges, tunnels, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the unaudited condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. In December 2024, the Company exchanged the remaining outstanding balance of these promissory notes and accrued interest thereupon due in exchange for shares of common stock.

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of common stock and 14,385,500 warrants, each exercisable for a share of common stock at an exercise price of $11.50 per share (including public and private placement warrants) (each a “Warrant” and together, collectively, the “Warrants”), outstanding.

Note 2. Basis of Presentation

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report which was filed on Form 10-K on March 4, 2025.

The accompanying consolidated balance sheet and related disclosures as of December 31, 2024, have been derived from the Form 10-K filed on March 4, 2025. The Company’s financial condition as of March 31, 2025, and operating results for the three months ended March 31, 2025, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

The unaudited condensed consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates, as detailed below. All significant intercompany transactions are eliminated within the consolidations process. Investments in non-construction related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence, are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence, are accounted for under the equity method for the balance sheet and under the proportionate consolidation method for the statement of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net income, consolidated cash flows, total assets, total liabilities or total equity.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management periodically evaluates estimates used in the preparation of the unaudited condensed consolidated financial statements for continued reasonableness. It is reasonably possible that changes may occur in the near term that would affect our estimates with respect to revenue recognition, the allowance for credit losses, recoverability of unapproved contract modifications, deferred tax assets, and other accounts for which estimates are required.

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

(Amounts in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents at beginning of period	$72,185	$49,176
Restricted cash at beginning of period	15,376	14,644
Total cash, cash equivalents, and restricted cash at beginning of period	$87,561	$63,820

Cash and cash equivalents at end of period	$65,052	$72,185
Restricted cash at end of period	16,064	15,376
Total cash, cash equivalents, and restricted cash at end of period	$81,116	$87,561

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three months ended March 31, 2025 and 2024, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2025 and 2024, we did not identify any triggering events that would require a quantitative assessment.

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions, and future expectations. Normal contract receivables are typically due 30 days after the issuance of the invoice. Retainages are due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables, where applicable, are typically due two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluations and specific circumstances of the customer.

As of March 31, 2025, and December 31, 2024, we had an allowance for credit losses of $2.0 million and $2.0 million, respectively.

Real Estate Transaction

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million (see Note 11). The transaction was accounted for as a failed sale-leaseback in accordance with ASC 842. As a result, the assets remain on the consolidated balance sheets at their historical net book values. A financing obligation liability was recognized in the amount of $42.5 million with an interest rate of 8.90%. The financing obligation has a maturity date of July 2044. The Company will not recognize rent expenses related to the leased assets. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability.

As of March 31, 2025, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In August 2023, the FASB issued ASU 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. ASU 2023-05 was adopted in the first quarter of 2025. Our adoption of ASU 2023-05 did not have a material impact on our consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 will be applied retrospectively and is first effective for our annual reporting for 2024 and for quarterly reporting beginning in 2025. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

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

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have not elected to early adopt this standard. We are currently evaluating the impact ASU 2023-09 will have on our consolidated financial statements and related disclosures.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2025, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three months ended March 31, 2025, there were no significant changes in our use of estimates or significant accounting policies.

Warrants

Immediately after giving effect to the Business Combination, there were 14,385,500 Warrants issued and outstanding. Each Warrant is exercisable for a share of common stock at an exercise price of $11.50 per share. The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of Warrant issuance and as of each subsequent quarterly period end date while the instruments are outstanding. The Company has concluded that the public Warrants and private Warrants issued pursuant to the Warrant agreement qualify for equity accounting treatment.

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of March 31, 2025, and December 31, 2024, were as follows:

	As of
	March 31, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	2,685	—	—	2,685
Total noncurrent	2,685	—	—	2,685
Overall Total	$2,685	$—	$—	$2,685

	As of
	December 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	2,699	—	—	2,699
Total noncurrent	2,699	—	—	2,699
Overall Total	$2,699	$—	$—	$2,699

Note 4. Revenue

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

Our contract structures typically allow for variable consideration. A significant portion of this variable consideration comes in the form of change order requests and claims. Other variable consideration can include volume discounts, performance bonuses, incentives, liquidated damages, and other terms that can either raise or lower the total transaction price. We estimate variable consideration based on the probability of being entitled to collection of specific amounts. We include amounts that we believe we have an enforceable right to collect, based on our expected probability of success with specific claims or contractual rights. Our estimates of total variable consideration rely on all available information about our customer including historical, current, and forecasted information.

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $11.8 million and $25.1 million for the three months ended March 31, 2025 and 2024, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of March 31, 2025 and December 31, 2024, we had $13.4 million and $15.7 million, respectively, in accrued loss provisions.

We estimate the likelihood of collection during the bidding process for new contracts. Customers with a history of late or non-payment are typically avoided in the bidding process. We consider the necessity for write-down of receivable balances in conjunction with GAAP when evaluating our estimates of transaction price and estimated costs to complete our projects.

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

We segregate our business into two reportable segments: Transportation and Civil. Our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, uses these segments in order to operate the business. Our segments offer different specialty infrastructure services. Our CODM regularly reviews our operating and financial performance based on these segments. Each of our reportable segments is composed of similar business units that specialize in specialty infrastructure projects that are unique.

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

Our Civil segment is comprised of Oscar Renda Contracting, Inc., Mole Constructors, Inc., Southland Contracting, Inc., Southland Holdings, LLC, Renda Pacific, LLC, Southland Renda JV, Southland RE Properties, Oscar Renda Contracting Canada, Southland Mole of Canada, Southland Technicore Mole joint venture, and Southland Mole of Canada/Astaldi Canada Design & Construction JV (“Southland Astaldi”). In November 2024, the Company dissolved the Southland Technicore Mole joint venture. This segment focuses on projects throughout North America that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

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

Segment Revenue

Revenue by segment for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2025		March 31, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$102,916	43.0%	$84,273	29.3%
Transportation	136,570	57.0%	203,824	70.7%
Total revenue	$239,486	100.0%	$288,097	100.0%

Segment Cost of Construction

Cost of construction by segment for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2025		March 31, 2024
	Cost of	% of Total Cost	Cost of	% of Total Cost
Segment	Construction	of Construction	Construction	of Construction
Civil	$80,285	36.8%	$66,403	24.8%
Transportation	137,721	63.2%	201,273	75.2%
Total revenue	$218,006	100.0%	$267,676	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three months ended March 31, 2025 and 2024, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2025		March 31, 2024
		% of Segment		% of Segment
Segment	Gross Profit (Loss)	Revenue	Gross Profit	Revenue
Civil	$22,631	22.0%	$17,870	21.2%
Transportation	(1,151)	(0.8)%	2,551	1.3%
Gross profit	$21,480	9.0%	$20,421	7.1%

Revenue earned outside of the United States was 15% and 26% for the three months ended March 31, 2025 and 2024, respectively.

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of March 31, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Secured notes	$293,846	$306,219
Mortgage notes	372	393
Total debt	294,218	306,612
Unamortized deferred financing costs	(6,120)	(6,462)
Total debt, net	288,098	300,150
Less: Current portion	(46,789)	(44,525)
Total long-term debt	$241,309	255,625

The weighted average interest rate on total debt outstanding as of March 31, 2025 and December 31, 2023, was 9.36% and 9.43%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of March 31, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

On March 3, 2025, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation.

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

As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of March 31, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

Revolving Credit Facility

The Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with the real estate transaction (see Note 2).

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

Note 6. Commitments and Contingencies

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of March 31, 2025, and December 31, 2024. Our estimates of such matters could change in future periods.

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

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of March 31, 2025, and December 31, 2024. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

Effective January 1, 2024, Southland LLC and subsidiary filing group elected to join the Southland Holdings, Inc. and Subsidiaries filing group to have all domestic corporate entities included within one consolidated federal income tax return for the 2024 calendar year.

The federal statutory tax rate is 21%. Southland’s effective tax rate was 10.1% and 36.9% for the three months ended March 31, 2025 and 2024, respectively. The primary differences between the statutory rate and the effective rate for the three months ended March 31, 2025 and 2024 were due to state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with a different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). For the three months ended March 31, 2025, the Company has prepared the year-to-date income tax calculation using the discrete method rather than the annualized effective tax rate (“AETR”) approach.  Due to sensitivity in the AETR based on changes to the Company’s forecasted annual earnings (loss) before income taxes and the seasonality of our revenue, management has determined that applying the AETR approach would produce a distortive tax expense.  As a result, the Company has calculated the income tax provision for the three months ended March 31, 2025, based upon a discrete effective tax rate model which treats the current year to date period as if it were the annual period.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of March 31, 2025. The Company is forecasting that the net deferred tax assets, including net operating losses, are more-likely-than-not to be fully utilized due to the reversal of the existing deferred tax assets and liabilities along with incorporating management’s pre-tax income forecast over the coming years. Therefore, a valuation allowance is not deemed necessary for the net deferred tax assets related to U.S. federal and state income tax as of March 31, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries and the deferred tax asset related to foreign tax credits generated on other subsidiaries. As of March 31, 2025, the Company maintains a valuation allowance of approximately $3.1 million related to these net deferred tax assets on certain U.S. subsidiaries as they are determined to not be more-likely-than-not to be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of March 31, 2025, the Company has a valuation allowance in the amount of $7.2 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized.  As of March 31, 2025, the valuation allowance related to United Kingdom operations is $15.2 million.

Note 8. Remaining Unsatisfied Performance Obligations

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

As of March 31, 2025, Southland had $2.5 billion of RUPO. The Company expects to recognize approximately 40% of its RUPO as revenue during the next twelve months, and the balance thereafter.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of March 31, 2025, and December 31, 2024, consisted of the following:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Costs in excess of billings	$464,158	$452,010
Costs to fulfill contracts, net	29,721	31,171
Contract assets	$493,879	$483,181

Costs and estimated earnings on uncompleted contracts were as follows as of March 31, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$7,745,978	$7,664,737
Estimated earnings	346,897	343,869
Costs incurred and estimated earnings	8,092,875	8,008,606
Less: billings to date	(7,885,311)	(7,806,302)
Costs to fulfill contracts, net	29,721	31,171
Net contract position	$237,285	$233,475

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	March 31, 2025	December 31, 2024
Contract assets	$493,879	$483,181
Contract liabilities	(256,594)	(249,706)
Net contract position	$237,285	$233,475

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of March 31, 2025 and December 31, 2024, we have recorded $487.3 million and $469.8 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2025, we had contract liabilities of $249.7 million, of which $120.6 million was recognized as revenue during the three months ended March 31, 2025.

On January 1, 2024, we had contract liabilities of $193.4 million, of which $138.6 million was recognized as revenue during the three months ended March 31, 2024.

Note 10. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of March 31, 2025, and March 31, 2024.

We own a 70.0% interest in the Southland Astaldi joint venture as of March 31, 2025, and March 31, 2024.

In November 2024, the Company dissolved the Southland Technicore Mole joint venture. Our interest in the Southland Technicore Mole joint venture was 0% as of March 31, 2025, and 65% as of March 31, 2024.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture. According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. At March 31, 2025, American Bridge was responsible for approximately 82% of the total contracted work.

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

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively. Accounts payable balance due to this subcontractor was $2.2 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

In the second quarter of 2024 the Company exchanged $13.1 million of amounts due to certain Southland Members for $13.1 million in promissory notes with a three-year term bearing an interest rate of 7.0%. These promissory notes pay interest monthly and are included in long-term debt. These amounts are related to balances due to the Chief Executive Officer Frank Renda and Co-Chief Operating Officers Tim Winn and Rudy Renda prior to the Merger. In December 2024, the Company exchanged the remaining outstanding balance of these promissory notes and accrued interest thereupon due in exchange for shares of common stock.

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

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). On June 25, 2024, the Company’s Board of Directors adopted a new compensation structure for the Company’s Named Executive Officers. Details of this new compensation structure were filed on Form 8-K with the Securities and Exchange Commission on July 1, 2024. A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 1,024,584 remained available as of March 31, 2025.

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

A summary of the changes in our RSUs during the three months ended March 31, 2025 and 2024 is as follows:

	March 31, 2025		March 31, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	599,547	$5.31	173,333	$8.94
Granted	139,720	2.99	238,606	5.16
Vested	(50,658)	3.09	(133,704)	6.62
Forfeited	(44,346)	4.58	—	—
Canceled	(36,009)	3.09	(41,568)	8.32
Outstanding, ending balance	608,254	$4.41	236,667	$6.54

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

A summary of the changes in our PSUs during the three months ended March 31, 2025 is as follows:

	March 31, 2025
	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	304,880	$4.58
Granted	—	—
Forfeited	(131,190)	4.58
Outstanding, ending balance	173,690	$4.58

Compensation cost was $0.5 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

As of March 31, 2025, there was a total of $2.9 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.5 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Numerator:
Net income (loss)	$(2,786)	$525
Less net income attributable to noncontrolling interests	1,766	931
Net loss attributable to common stockholders, basic and diluted	(4,552)	(406)

Denominator:
Weighted average common shares outstanding — basic	53,961,744	47,925,072
Add: Dilutive effect of restricted stock units	-	-
Weighted average common shares outstanding — diluted	53,961,744	47,925,072

Net loss per share — basic	$(0.08)	$(0.01)
Net loss per share — diluted	$(0.08)	$(0.01)

As the average market price of common stock for the three months ended March 31, 2025 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three months ended March 31, 2025, the potential dilution from unvested RSUs converting into 559,992 shares of common stock has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our unaudited condensed consolidated balance sheets, statements of cash flows, and results of operations. This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes related thereto.

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

Both our Civil and Transportation segments continue to identify new opportunities, and the future outlook of the end markets we serve remains positive. Although risk and uncertainty exist, including, but not limited to, the items addressed within our forward-looking statements and risk factors, we believe that we are well positioned to compete on new infrastructure projects in both the public and private sectors.

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

In April 2025, the U.S. government announced a variety of tariff actions in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports. The tariffs and retaliatory trade actions have increased the cost of importing certain construction materials into the U.S. and have caused disruption and uncertainty to both international trade, supply chains and financial markets. It is unclear to what extent, when and for how long announced trade actions will be in place. To date, these trade actions have had no meaningful impact on the results of our operations or the projects currently underway as the construction materials and equipment used for our current projects have generally been sourced and/or secured upon project inception. However, we are evaluating the potential impacts of these proposed tariffs, including potential impacts to our customers, as well as our ability to mitigate their related impacts. In addition, economic experts and policy makers have expressed concerns that increased tariffs and retaliatory trade actions could increase inflation or the risk of a recession, which could also affect our customers’ use of capital and demand for our services.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with the United States Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred, respectively, during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective, and complex estimates and judgments by management. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates. There have been no material developments or changes from the policies and estimates discussed in our annual disclosures.

More information about our accounting policies can be found in Note 2 of our audited consolidated financial statements, and Management’s Discussion and Analysis, for the year ended December 31, 2024 on our Annual Report on Form 10-K, as filed with the SEC on March 4, 2025.

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

For the three months ended March 31, 2025, M&P contributed $18.1 million to revenue and $9.1 million in gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $38.6 million to revenue and $10.4 million to gross loss for the three months ended March 31, 2024.  As of March 31, 2025, approximately 5.6% of Southland’s backlog was in M&P, and Southland estimates this work to be substantially completed in the next nine months.

Results of Operations

The following table sets forth summary financial information for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Revenue	$239,486	$288,097
Cost of construction	218,006	267,676
Gross profit	21,480	20,421
Selling, general, and administrative expenses	16,465	14,394
Operating income	5,015	6,027
Gain (loss) on investments, net	17	(76)
Other income, net	743	536
Interest expense	(8,874)	(5,655)
Earnings (losses) before income taxes	(3,099)	832
Income tax expense (benefit)	(313)	307
Net income (loss)	(2,786)	525
Net income attributable to noncontrolling interests	1,766	931
Net loss attributable to Southland Stockholders	$(4,552)	$(406)

Revenue

Revenue for the three months ended March 31, 2025, was $239.5 million, a decrease of $48.6 million, or 16.9%, compared to the three months ended March 31, 2024. The decrease was attributable to a $67.2 million decrease in revenue in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $18.6 million increase in revenue in our Civil segment primarily due to new projects substantially started after March 31, 2024.

Cost of construction

Cost of construction for the three months ended March 31, 2025, was $218.0 million, a decrease of $49.7 million, or 18.6%, compared to the three months ended March 31, 2024. The decrease was attributable to a $63.5 million decrease in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $13.8 million increase in our Civil segment primarily due to new projects substantially started after March 31, 2024.

Gross profit

Gross profit for the three months ended March 31, 2025, was $21.5 million, an increase of $1.1 million, or 5.2%, compared to the three months ended March 31, 2024. The increase was attributable to a $4.8 million increase in gross profit in our Civil segment primarily due to new projects substantially started after March 31, 2024, offset by a $3.7 million increase in gross loss in our Transportation segment primarily due to projects approaching completion and increased project costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended March 31, 2025, were $16.5 million, an increase of $2.1 million, or 14.4%, compared to the three months ended March 31, 2024. The increase was primarily due to a $1.7 million increase in incentive compensation expense and a $0.5 million increase in real estate tax expense, compared to the same period in 2024.

Interest expense

Interest expense for the three months ended March 31, 2025, was $8.9 million, an increase of $3.2 million, or 56.9%, compared to the three months ended March 31, 2024. The increase was primarily driven by a $1.0 million increase in interest expense related to the real estate transaction described in Note 2 of the unaudited condensed consolidated financial statements and $2.2 million due to the increase of interest rates on external borrowings compared to the same period in 2024.

Income tax expense (benefit)

Income tax benefit for the three months ended March 31, 2025, was $0.3 million, or an effective rate of 10.1%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, and the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, this foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”).

Income tax expense for the three months ended March 31, 2024, was $0.3 million, or an effective rate of 36.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, and the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, this foreign income is included within U.S. taxable income through GILTI, and finally the impact of worldwide forecast on the interim calculation under ASC 740.

Segment Results

The following table sets forth segment information for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	March 31, 2025		March 31, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$102,916	43.0%	$84,273	29.3%
Transportation	136,570	57.0%	203,824	70.7%
Total revenue	$239,486	100.0%	$288,097	100.0%

	Three Months Ended
(Amounts in thousands)	March 31, 2025		March 31, 2024
		% of Segment		% of Segment
Segment	Gross Profit (Loss)	Revenue	Gross Profit	Revenue
Civil	$22,631	22.0%	$17,870	21.2%
Transportation	(1,151)	(0.8)%	2,551	1.3%
Gross profit	$21,480	9.0%	$20,421	7.1%

Civil

Revenue for the three months ended March 31, 2025, was $102.9 million, an increase of $18.6 million, or 22.1%, compared to the three months ended March 31, 2024. The increase was primarily attributable to increased revenues of $9.2 million from a water pipeline project in the Southwest, $6.1 million from a water facility project in the Pacific Northwest, $5.8 million from a water treatment plant project in the Southwest and $5.5 million from a wastewater treatment plant project in the Southwest. All of these projects started after March 31, 2024. These increases were offset by decreased revenue of $7.5 million from another water pipeline project in the Southwest due to the project approaching completion in the three months ended March 31, 2025 versus the same period in 2024.

Gross profit for the three months ended March 31, 2025, was $22.6 million, or 22.0% of segment revenue, compared to gross profit of $17.9 million, or 21.2%, of segment revenue, for the three months ended March 31, 2024. The primary drivers to the increase in gross profit of $4.8 million for the three months ended March 31, 2025 versus the same period in 2024 were new higher margin projects substantially started after March 31, 2024, which led to increased profit contributions, including $1.8 million from a water pipeline project in Southwest, $1.5 million from water treatment plant in the Southwest and $1.4 million from a water facility project in the Pacific Northwest.

Transportation

Revenue for the three months ended March 31, 2025, was $136.6 million, a decrease of $67.3 million, or 33.0%, compared to the three months ended March 31, 2024. The decrease was primarily attributable to decreased revenues of $58.6 million from a project in the Bahamas due to the project approaching completion, $21.0 million from takeover work related to the American Bridge acquisition due to the project approaching completion and $20.5 million from the M&P line.

Gross loss for the three months ended March 31, 2025, was $1.2 million, or (0.8)% of segment revenue, compared to gross income of $2.6 million, or 1.3% of segment revenue, for the three months ended March 31, 2024. The primary contributions to the increase in gross loss of $3.7 million were decreases in profit contribution of $10.7 million from a project in the Bahamas due to the project approaching completion, $2.4 million from a bridge project in the Southeast due to increased project costs to avoid project delays and $0.8 million from a bridge project in the Northeast due to the project approaching completion. These increases in gross loss were offset by an increase in profit contribution of $8.0 million during the three months ended March 31, 2025 versus the same period in 2024, from a bridge project in the Midwest in a loss position that is nearing completion, and a $1.9 million increase in profit contribution from a project in the Bahamas substantially started after March 31, 2024.

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

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Net loss attributable to Southland Stockholders	$(4,552)	$(406)
Depreciation and amortization	6,525	5,577
Income tax expense (benefit)	(313)	307
Interest expense	8,874	5,655
Interest income	(450)	(184)
EBITDA	10,084	10,949

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

(Amounts in thousands)
Balance December 31, 2024	$2,572,912
New contracts, change orders, and adjustments	136,542
Less: contract revenue recognized in 2025	(239,486)
Balance March 31, 2025	$2,469,968

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2024	$961,207
New contracts, change orders, and adjustments	117,392
Less: contract revenue recognized in 2025	(102,263)
Balance March 31, 2025	$976,336

Transportation

(Amounts in thousands)
Balance December 31, 2024	$1,611,705
New contracts, change orders, and adjustments	19,150
Less: contract revenue recognized in 2025	(137,223)
Balance March 31, 2025	$1,493,632

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On May 2, 2025, the closing price of our common stock was $3.23 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, and other financing sources will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

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

The following table sets forth summary change in cash, cash equivalent and restricted cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	March 31, 2025	March 31, 2024
Net cash provided by (used in) operating activities	$6,429	$(9,897)
Net cash provided by (used in) investing activities	1,117	(432)
Net cash used in financing activities	(13,989)	(6,943)
Effect of exchange rate changes	(2)	(31)
Net change in cash, cash equivalents, and restricted cash	$(6,445)	$(17,303)

Net cash provided by operating activities was $6.4 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash provided by operating activities were an increase of $10.4 million in accounts payable and accrued liabilities, a decrease of $8.6 million in accounts receivable, and an increase of $6.9 million in contract liabilities, offset by an increase of $10.7 million in contract assets and an increase of $7.5 million in other current assets. Net cash used in operating activities was $9.9 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, the primary drivers in cash used in operating activities were increases of $32.1 million in accounts receivable and $16.2 million in contract assets, offset by an increase in accounts payable of $40.0 million.

Net cash provided by investing activities was $1.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash provided by investing activities were $2.9 million in proceeds from sale of property and equipment offset by $1.8 million in purchases of property and equipment. Net cash used in investing activities was $0.4 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, the primary drivers in cash used in investing activities were an increase of $3.1 million in purchase of property and equipment, offset by $2.7 million in proceeds from sale of property and equipment.

Net cash used in financing activities was $14.0 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash used in financing activities were $13.6 million in payments on notes payable and $0.3 million in payments of finance lease and financing obligations. Net cash used in financing activities was $6.9 million for the three months ended March 31, 2024. During the three months ended March 31, 2024, the primary drivers in cash provided by financing activities were $10.7 million in payments on notes payable and $1.4 million in payments on finance lease and financing obligations, offset by $5.0 million in borrowings on the Revolving Credit Facility.

As of March 31, 2025, we had total debt of $288.1 million, of which $46.8 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of March 31, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

As of March 31, 2025, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of March 31, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

Revolving Credit Facility

The Revolving Credit Facility was extended through January 15, 2025. In July 2024, the Company made a $3.0 million payment on the Revolving Credit Facility, in connection with the real estate transaction described in Note 2 of the unaudited condensed consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 – “Commitments and Contingencies”, included in the notes to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2024.

Item 5. Other Information

On May 9, 2025, the Company entered into an employment agreement with Keith Bassano (the “Employment Agreement”). The Employment Agreement provides for at-will employment, an annual base salary of $357,000, eligibility to receive an annual cash performance bonus, eligibility to receive equity grants pursuant to the Company’s equity plans and eligibility to participate in the Company’s benefit plans. The annual base salary and annual cash performance bonus are expected to be reviewed annually by the Company. The Employment Agreement provides for an annual cash performance bonus that is targeted, but not guaranteed, to be between 80% and 200% of Mr. Bassano’s annual base salary for that particular year.

Mr. Bassano is subject to certain restrictive covenants, including, but not limited to, confidentiality, non-disclosure and non-solicitation covenants under the Employment Agreement. The Employment Agreement provides for the following payments upon termination, including in connection with a change in control:

●	Termination by the Company for Cause or Termination by Executive Without Good Reason. If the Company terminates Mr. Bassano’s employment for cause or Mr. Bassano terminates his employment without good reason, the Company will pay his base salary due through the date of termination and all accrued benefits, if any, to which Mr. Bassano is entitled as of the date of termination, at the time such payments are due, and Mr. Bassano’s rights with respect to equity or equity-related awards will be governed by the applicable terms of the related plan and/or separate award agreement.

●	Termination by the Company without Cause or Termination by Executive with Good Reason. If the Company terminates Mr. Bassano’s employment other than for cause or disability or if Mr. Bassano terminates his employment with good reason: (i) the Company will pay (A) Mr. Bassano’s base salary due through the date of termination, (B) a pro rata bonus at the time other employees receive annual bonuses for the calendar year in which the date of termination occurs and in all events by March 15 of the calendar year following the year in which such termination occurs, (C) all accrued benefits, if any, to which Mr. Bassano is entitled as of the date of termination, in each case at the time such payments are due and (D) a cash lump sum in an amount equal to one (1) times the sum of Mr. Bassano’s base salary and target annual bonus for the year of termination, payable in a lump sum on the 60th day following the date of termination, (ii) all outstanding equity awards held by Mr. Bassano immediately prior to his termination will immediately vest (with outstanding options remaining exercisable for the length of their remaining term), and (iii) Mr. Bassano and his covered dependents will be entitled to continued participation in benefit plans on the same terms and conditions as applicable immediately prior to his date of termination for 18 months; provided that if such continued coverage is not permitted under the terms of such benefit plans, the Company will pay Mr. Bassano an additional, lump sum amount that, on an after-tax basis, is equal to the cost of comparable coverage obtained by Mr. Bassano, and (E) a cash, lump sum in an amount equal to any unpaid portion of the signing bonus and the deferred compensation, if any, payable in a lump sum on the 60th day following the date of termination.

●	Termination Upon a Change in Control. If (i) Mr. Bassano’s employment is terminated by the Company without cause (and not as a result of death or disability) or a resignation by Mr. Bassano with good reason during the two-year period following a change in control or (ii) a termination of Mr. Bassano’s employment by the Company without cause (and not as a result of death or disability) within six (6) months prior to a change in control, if the termination was at the request of a third party or otherwise arose in anticipation of the change in control, Mr. Bassano will receive the payments and benefits set forth in Termination by the Company without Cause or Termination by Executive with Good Reason, except that in lieu of the lump-sum payment under subsection (i)(D) thereof, Mr. Bassano will receive a cash payment in an amount equal to two (2) times the sum of his base salary and target annual bonus for the year of termination (without taking into account any reductions which would constitute good reason), payable in a lump sum on the 60th day following the date of termination.

The foregoing description of the Employment Agreement is not complete and is qualified in its entirety by reference to the complete text of the Employment Agreement, a copy of which is attached hereto and filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

During the last fiscal quarter, none of our other officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
10.1

First Amendment to Credit Agreement, by and between Southland Holdings, LLC and Callodine Commercial Finance, LLC, dated March 3, 2025 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 4, 2025).

10.2*	Employment Agreement, dated May 9, 2025, by and between the Company and Keith Bassano.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 13, 2025

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)