Form 10-Q
period 2025-06-30
Southland Holdings, Inc.
filed 2025-08-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

As of August 1, 2025, there were 54,113,036 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

In addition, statements of belief and similar statements reflect our reasonable beliefs and opinions on the relevant subject. These statements are based upon information available to us, as applicable, as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, involve risks and are subject to change based on various factors, including those discussed under the headings “Item 1A. Risk Factors” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	June 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$46,517	$72,185
Restricted cash	16,779	15,376
Accounts receivable, net	158,134	179,320
Retainage receivables	115,529	112,264
Contract assets	500,520	483,181
Other current assets	29,704	19,326
Total current assets	867,183	881,652

Property and equipment, net	108,437	116,328
Right-of-use assets	10,135	14,897
Investments - unconsolidated entities	132,541	126,705
Investments - limited liability companies	2,590	2,590
Investments - private equity	2,580	2,699
Deferred tax asset	57,396	54,531
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	1,698	1,539
Total noncurrent assets	318,085	321,997
Total assets	$1,185,268	$1,203,649

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$221,818	$191,670
Retainage payable	33,662	33,622
Accrued liabilities	75,459	91,515
Current portion of long-term debt	48,895	44,525
Short-term operating lease liabilities	5,886	10,104
Contract liabilities	250,942	249,706
Total current liabilities	636,662	621,142

Long-term debt	229,728	255,625
Long-term operating lease liabilities	9,952	10,791
Deferred tax liabilities	3,138	292
Financing obligations, net	41,476	41,468
Long-term accrued liabilities	58,075	58,075
Other noncurrent liabilities	40,769	40,847
Total long-term liabilities	383,138	407,098
Total liabilities	1,019,800	1,028,240

Commitment and contingencies (Note 6)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,113,036 and 53,936,411 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	292,744	292,173
Accumulated deficit	(139,476)	(124,618)
Accumulated other comprehensive loss	(2,156)	(3,902)
Total stockholders' equity	151,117	163,658
Noncontrolling interest	14,351	11,751
Total equity	165,468	175,409
Total liabilities and equity	$1,185,268	$1,203,649

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands except shares and per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$215,382	$251,512	$454,868	$539,609
Cost of construction	202,019	291,534	420,025	559,210
Gross profit (loss)	13,363	(40,022)	34,843	(19,601)
Selling, general, and administrative expenses	13,572	15,680	30,037	30,074
Operating income (loss)	(209)	(55,702)	4,806	(49,675)
Gain (loss) on investments, net	59	53	76	(23)
Other income, net	182	1,053	925	1,589
Interest expense	(9,983)	(6,720)	(18,857)	(12,375)
Losses before income taxes	(9,951)	(61,316)	(13,050)	(60,484)
Income tax benefit	(61)	(15,961)	(374)	(15,654)
Net loss	(9,890)	(45,355)	(12,676)	(44,830)
Net income attributable to noncontrolling interests	416	722	2,182	1,653
Net loss attributable to Southland Stockholders	$(10,306)	$(46,077)	$(14,858)	$(46,483)

Net loss per share attributable to common stockholders
Basic	$(0.19)	$(0.96)	$(0.28)	$(0.97)
Diluted	$(0.19)	$(0.96)	$(0.28)	$(0.97)
Weighted average shares outstanding
Basic	54,008,088	48,030,951	53,985,325	47,978,012
Diluted	54,008,088	48,030,951	53,985,325	47,978,012

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(9,890)	$(45,355)	$(12,676)	$(44,830)
Foreign currency translation adjustment, net of tax	2,482	(696)	2,164	(1,277)
Comprehensive loss, net of tax	(7,408)	(46,051)	(10,512)	(46,107)
Comprehensive income attributable to noncontrolling interest	823	616	2,600	1,338
Comprehensive loss attributable to Southland Stockholders	$(8,231)	$(46,667)	$(13,112)	$(47,445)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Six Months Ended June 30, 2025
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	—	53,936,411	$—	$5	$(3,902)	$292,173	$(124,618)	$11,751	$175,409
Issuance of shares - RSUs, net of tax	—	50,658	—	—	—	(111)	—	—	(111)
Issuance of common stock	—	100	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	464	—	—	464
Net income (loss)	—	—	—	—	—	—	(4,552)	1,766	(2,786)
Other comprehensive income (loss)	—	—	—	—	(329)	—	—	11	(318)
Balance as of March 31, 2025	—	53,987,169	$—	$5	$(4,231)	$292,526	$(129,170)	$13,528	$172,658
Issuance of shares - RSUs, net of tax	—	125,867	—	—	—	(10)	—	—	(10)
Share based compensation	—	—	—	—	—	228	—	—	228
Net income (loss)	—	—	—	—	—	—	(10,306)	416	(9,890)
Other comprehensive income	—	—	—	—	2,075	—	—	407	2,482
Balance as of June 30, 2025	—	54,113,036	$—	$5	$(2,156)	$292,744	$(139,476)	$14,351	$165,468

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Six Months Ended June 30, 2024
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	—	5	(1,460)	270,330	(19,253)	10,942	260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	(206)
Share based compensation	—	—	—	—	—	677	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	931	525
Other comprehensive loss	—	—	—	—	(372)	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$11,664	$260,979
Issuance of shares - RSUs, net of tax	—	79,824	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	622	—	—	622
Net income (loss)	—	—	—	—	—	—	(46,077)	722	(45,355)
Other comprehensive loss	—	—	—	—	(590)	—	—	(106)	(696)
Balance as of June 30, 2024	—	48,105,512	$—	$5	$(2,422)	$271,423	$(65,736)	$12,280	$215,550

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(12,676)	$(44,830)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,901	11,149
Amortization of deferred financing costs	916	—
Loss on extinguishment of debt	—	111
Deferred taxes	(50)	(15,870)
Share based compensation	692	1,299
Gain on sale of assets	(1,417)	(2,855)
Foreign currency remeasurement (gain) loss	(73)	4
Earnings from equity method investments	(1,503)	(3,150)
TZC investment present value accretion	—	(2,234)
Loss (gain) on trading securities, net	(76)	23
Changes in assets and liabilities:
Accounts receivable	19,516	(64,672)
Contract assets	(16,937)	27,398
Other current assets	(10,378)	3,181
Right-of-use assets	4,763	1,873
Accounts payable and accrued liabilities	12,328	77,204
Contract liabilities	1,222	31,851
Operating lease liabilities	(4,742)	(1,608)
Other	(2,490)	(1,340)
Net cash provided by operating activities	996	17,534

Cash flows from investing activities:
Purchase of property and equipment	(2,885)	(4,232)
Proceeds from sale of property and equipment	3,448	3,206
Contributions to other investments	—	(13)
Distributions from other investments	195	110
Distributions from investees	—	4,161
Capital contribution to unconsolidated investments	—	(250)
Net cash provided by investing activities	758	2,982

Cash flows from financing activities:
Borrowings on revolving credit facility	—	5,000
Payments on revolving credit facility	—	(5,000)
Borrowings on notes payable	—	24,678
Payments on notes payable	(25,150)	(36,910)
Payments of deferred financing costs	(295)	(31)
Pre-payment premium	—	(111)
Payments from related parties	4	138
Payments on finance lease and financing obligations	(539)	(2,656)
Payment of taxes related to net share settlement of RSUs	(121)	(206)
Net cash used in financing activities	(26,101)	(15,098)

Effect of exchange rate on cash	82	(69)

Net increase (decrease) in cash and cash equivalents and restricted cash	(24,265)	5,349
Beginning of period	87,561	63,820
End of period	$63,296	$69,169

Supplemental cash flow information
Cash paid for income taxes	$578	$203
Cash paid for interest	$18,047	$11,970
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$10	$4,272
Assets obtained in exchange for notes payable	$3,016	$16,009
Related party payable exchanged for note payable	$—	$3,797

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2024, have been derived from the Form 10-K filed on March 4, 2025. The Company’s financial condition as of June 30, 2025, and operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

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

(Amounts in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents at beginning of period	$72,185	$49,176
Restricted cash at beginning of period	15,376	14,644
Total cash, cash equivalents, and restricted cash at beginning of period	$87,561	$63,820

Cash and cash equivalents at end of period	$46,517	$72,185
Restricted cash at end of period	16,779	15,376
Total cash, cash equivalents, and restricted cash at end of period	$63,296	$87,561

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and six months ended June 30, 2025 and 2024, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2025 and 2024, we did not identify any triggering events that would require a quantitative assessment.

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

As of June 30, 2025, and December 31, 2024, we had an allowance for credit losses of $1.5 million and $2.0 million, respectively.

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

As of June 30, 2025, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

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

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires expanded disclosure of significant segment expenses and other segment items on an annual and interim basis. ASU 2023-07 will be applied retrospectively and is first effective for our annual reporting for 2024 and for quarterly reporting beginning in 2025. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements and related disclosures.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2025, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and six months ended June 30, 2025, there were no significant changes in our use of estimates or significant accounting policies.

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

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of June 30, 2025, and December 31, 2024, were as follows:

	As of
	June 30, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,580	$—	$—	$2,580
Total noncurrent	2,580	—	—	2,580
Overall Total	$2,580	$—	$—	$2,580

	As of
	December 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,699	$—	$—	$2,699
Total noncurrent	2,699	—	—	2,699
Overall Total	$2,699	$—	$—	$2,699

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $13.4 million and $26.7 million for three and six months ended June 30, 2025, respectively. Adjustments in contract estimates resulted in a decrease in gross profit of $83.5 million and $108.5 million for the three and six months ended June 30, 2024, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of June 30, 2025 and December 31, 2024, we had $11.6 million and $15.7 million, respectively, in accrued loss provisions.

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

Segment Revenue

Revenue by segment for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$81,530	37.9%	$79,368	31.6%	$184,446	40.5%	$163,641	30.3%
Transportation	133,852	62.1%	172,144	68.4%	270,422	59.5%	375,968	69.7%
Total revenue	$215,382	100.0%	$251,512	100.0%	$454,868	100.0%	$539,609	100.0%

Segment Cost of Construction

Cost of construction by segment three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		% of Total		% of Total		% of Total		% of Total
	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of
Segment	Construction	Construction	Construction	Construction	Construction	Construction	Construction	Construction
Civil	$66,925	33.1%	$70,208	24.1%	$147,210	35.0%	$136,611	24.4%
Transportation	135,094	66.9%	221,326	75.9%	272,815	65.0%	422,599	75.6%
Total cost of construction	$202,019	100.0%	$291,534	100.0%	$420,025	100.0%	$559,210	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,605	17.9%	$9,160	11.5%	$37,236	20.2%	$27,030	16.5%
Transportation	(1,242)	(0.9)%	(49,182)	(28.6)%	(2,393)	(0.9)%	(46,631)	(12.4)%
Gross profit (loss)	$13,363	6.2%	$(40,022)	(15.9)%	$34,843	7.7%	$(19,601)	(3.6)%

Revenue earned outside of the United States was 15% and 19% for the three months ended June 30, 2025 and 2024, respectively. Revenue earned outside of the United States was 15% and 23% the six months ended June 30, 2025 and 2024, respectively.

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of June 30, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Secured notes	$284,150	$306,219
Mortgage notes	351	393
Total debt	284,501	306,612
Unamortized deferred financing costs	(5,878)	(6,462)
Total debt, net	278,623	300,150
Less: Current portion	(48,895)	(44,525)
Total long-term debt	$229,728	$255,625

The weighted average interest rate on total debt outstanding as of June 30, 2025 and December 31, 2024, was 9.39% and 9.43%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

On March 3, 2025, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation and as of June 30, 2025, $17.3 million was available.

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

As of June 30, 2025, the Company was in compliance with all applicable covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of June 30, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of June 30, 2025, and December 31, 2024. Our estimates of such matters could change in future periods.

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

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of June 30, 2025, and December 31, 2024. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

Effective January 1, 2024, Southland Holdings, LLC and subsidiary filing group elected to join the Southland Holdings, Inc. and Subsidiaries filing group to have all domestic corporate entities included within one consolidated federal income tax return for the 2024 calendar year.

The federal statutory tax rate is 21%. Southland’s effective tax rate was 0.6% and 26.0% for the three months ended June 30, 2025 and 2024, respectively. The primary differences between the statutory rate and the effective rate for the three months ended June 30, 2025 and 2024 were due to state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). The effective tax rate was 2.9% and 25.9% for the six months ended June 30, 2025 and 2024, respectively. The primary difference between the statutory rate and the effective rate for the six months ended June 30, 2025 and 2024 were due to state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of June 30, 2025. The Company is forecasting that the net deferred tax assets, including net operating losses, are more-likely-than-not to be fully utilized due to the reversal of the existing deferred tax assets and liabilities along with incorporating management’s pre-tax income forecast over the coming years. Therefore, a valuation allowance is not deemed necessary for the net deferred tax assets related to U.S. federal and state income tax as of June 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries and the deferred tax asset related to foreign tax credits generated on other subsidiaries. As of June 30, 2025, the Company maintains a valuation allowance of approximately $2.9 million related to these net deferred tax assets on certain U.S. subsidiaries as they are determined to not be more-likely-than-not to be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of June 30, 2025, the Company has a valuation allowance in the amount of $7.8 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized. As of June 30, 2025, the valuation allowance related to United Kingdom operations is $16.6 million.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Tax Act”). The Tax Act introduces multiple tax laws and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, adjustments to business interest expense limitation calculation, and U.S. taxation of international earnings. We are currently evaluating the impact of these provisions on our consolidated financial statements.  However, we expect the Tax Act to decrease the period of time it would take for the Company to utilize its current net deferred tax assets due to the favorable changes to the business interest expense limitation calculation and removal of the requirement to capitalize R&D expenditures.

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

As of June 30, 2025, Southland had $2.3 billion of RUPO. The Company expects to recognize approximately 41% of its RUPO as revenue during the next twelve months, and the balance thereafter.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of June 30, 2025, and December 31, 2024, consisted of the following:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Costs in excess of billings	$472,240	$452,010
Costs to fulfill contracts, net	28,280	31,171
Contract assets	$500,520	$483,181

Costs and estimated earnings on uncompleted contracts were as follows as of June 30, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$7,916,327	$7,664,737
Estimated earnings	337,972	343,869
Costs incurred and estimated earnings	8,254,299	8,008,606
Less: billings to date	(8,033,001)	(7,806,302)
Costs to fulfill contracts, net	28,280	31,171
Net contract position	$249,578	$233,475

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	June 30, 2025	December 31, 2024
Contract assets	$500,520	$483,181
Contract liabilities	(250,942)	(249,706)
Net contract position	$249,578	$233,475

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of June 30, 2025 and December 31, 2024, we have recorded $486.0 million and $469.8 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2025, we had contract liabilities of $249.7 million, of which $54.5 million and $175.1 million were recognized as revenue during the three and six months ended June 30, 2025, respectively.

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

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of June 30, 2025, and June 30, 2024.

We own a 70.0% interest in the Southland Astaldi joint venture as of June 30, 2025, and June 30, 2024.

In November 2024, the Company dissolved the Southland Technicore Mole joint venture. Our interest in the Southland Technicore Mole joint venture was 0% as of June 30, 2025, and 65% as of June 30, 2024.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At June 30, 2025, American Bridge was responsible for approximately 82% of the total contracted work.

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

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.7 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Accounts payable balance due to this subcontractor was $2.7 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

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

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). On June 25, 2024, the Company’s Board of Directors adopted a new compensation structure for the Company’s Named Executive Officers. Details of this new compensation structure were filed on Form 8-K with the Securities and Exchange Commission on July 1, 2024. A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 964,413 remained available as of June 30, 2025.

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

A summary of the changes in our RSUs during the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	599,547	$5.31	173,333	$8.94
Granted	582,868	3.56	681,310	4.83
Vested	(176,525)	3.55	(133,704)	9.35
Forfeited	(217,759)	4.84	—	—
Canceled	(38,814)	3.12	(41,568)	8.32
Outstanding, ending balance	749,317	$3.91	679,371	$5.31

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

A summary of the changes in our PSUs during the six months ended June 30, 2025 and 2024 is as follows:

	June 30, 2025		June 30, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	304,880	$4.58	—	$—
Granted	—	—	304,880	4.58
Forfeited	(131,190)	4.58	—	—
Outstanding, ending balance	173,690	$4.58	304,880	$—

Compensation cost was $0.2 million and $0.7 million for the three and six months ended June 30, 2025, respectively, which is included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Compensation cost was $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there was a total of $3.4 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.5 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss	$(9,890)	$(45,355)	$(12,676)	$(44,830)
Less net income attributable to noncontrolling interests	416	722	2,182	1,653
Net loss attributable to common stockholders, basic and diluted	(10,306)	(46,077)	(14,858)	(46,483)

Denominator:
Weighted average common shares outstanding — basic	54,008,088	48,030,951	53,985,325	47,978,012
Weighted average common shares outstanding — diluted	54,008,088	48,030,951	53,985,325	47,978,012

Net loss per share — basic	$(0.19)	$(0.96)	$(0.28)	$(0.97)
Net loss per share — diluted	$(0.19)	$(0.96)	$(0.28)	$(0.97)

As the average market price of common stock for the three and six months ended June 30, 2025 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and six months ended June 30, 2025, the potential dilution from unvested RSUs converting into 437,589 shares and 397,206 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For three and six months ended June 30, 2024, the potential dilution from unvested RSUs converting into 314,769 shares and 297,623 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

Key Factors Affecting Results of Operations

Business Environment

We segregate our business into two reportable segments: Transportation and Civil. Our Civil segment primarily operates throughout North America and specializes in services that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

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

During the first half of 2025, the U.S. government announced a variety of tariff actions in response to which many countries have announced retaliatory trade actions, including tariffs on U.S. exports. The tariffs and retaliatory trade actions have increased the cost of importing certain construction materials into the U.S. and have caused disruption and uncertainty to both international trade, supply chains and financial markets. It is unclear to what extent, when and for how long announced trade actions will be in place. To date, these trade actions have had no meaningful impact on the results of our operations or the projects currently underway as the construction materials and equipment used for our current projects have generally been sourced and/or secured upon project inception. However, we are evaluating the potential impacts of these proposed tariffs, including potential impacts to our customers, as well as our ability to mitigate their related impacts. In addition, economic experts and policy makers have expressed concerns that increased tariffs and retaliatory trade actions could increase inflation or the risk of a recession, which could also affect our customers’ use of capital and demand for our services.

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

Our business may also be affected by overall economic market conditions, including but not limited to declines in spending by project owners, delays in new projects, changes in client schedules, or for other reasons.

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

For the three months ended June 30, 2025, M&P contributed $21.7 million to revenue and $3.8 million in gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $8.9 million to revenue and $46.8 million to gross loss for the three months ended June 30, 2024. For the six months ended June 30, 2025, M&P contributed $39.8 million to revenue and $12.9 million in gross loss. This compares to $47.5 million to revenue and $57.1 million to gross loss for the six months ended June 30, 2024. As of June 30, 2025, approximately 4.3% of Southland’s backlog was in M&P and Southland estimates most of this work to be substantially completed in the next six months, with three projects extending into 2026.

Results of Operations

Comparisons of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table sets forth summary financial information for the three months ended June 30, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Revenue	$215,382	$251,512
Cost of construction	202,019	291,534
Gross profit (loss)	13,363	(40,022)
Selling, general, and administrative expenses	13,572	15,680
Operating loss	(209)	(55,702)
Gain on investments, net	59	53
Other income, net	182	1,053
Interest expense	(9,983)	(6,720)
Losses before income taxes	(9,951)	(61,316)
Income tax benefit	(61)	(15,961)
Net loss	(9,890)	(45,355)
Net income attributable to noncontrolling interests	416	722
Net loss attributable to Southland Stockholders	$(10,306)	$(46,077)

Revenue

Revenue for the three months ended June 30, 2025, was $215.4 million, a decrease of $36.1 million, or 14.4%, compared to the three months ended June 30, 2024. The decrease was attributable to a $38.3 million decrease in revenue in our Transportation segment primarily due to projects approaching completion, offset by a $2.2 million increase in revenue in our Civil segment primarily due to new projects substantially started after June 30, 2024.

Cost of construction

Cost of construction for the three months ended June 30, 2025, was $202.0 million, a decrease of $89.5 million, or 30.7%, compared to the three months ended June 30, 2024. The decrease was attributable to a $86.2 million decrease in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $3.3 million increase in our Civil segment primarily due to new projects substantially started after June 30, 2024.

Gross profit (loss)

Gross profit for the three months ended June 30, 2025, was $13.4 million, an improvement of $53.4 million, or 133.4%, compared to the three months ended June 30, 2024. The increase was attributable to a $47.9 million improvement in gross profit in our Transportation segment and a $5.4 million increase in gross profit in our Civil segment, both primarily due to the absence of certain prior year net unfavorable adjustments.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended June 30, 2025, were $13.6 million, a decrease of $2.1 million, or 13.4%, compared to the three months ended June 30, 2024. The decrease was primarily due to a $2.2 million decrease in preconstruction expenses, compared to the same period in 2024.

Interest expense

Interest expense for the three months ended June 30, 2025, was $10.0 million, an increase of $3.3 million, or 48.6%, compared to the three months ended June 30, 2024. The increase was primarily driven by a $1.0 million increase in interest expense related to the real estate transaction described in Note 2 of the unaudited condensed consolidated financial statements, $1.4 million due to the increase of interest rates on external borrowings and $0.9 million due to an increase in amortization of deferred financing costs, compared to the same period in 2024.

Income tax benefit

Income tax benefit for the three months ended June 30, 2025, was $0.1 million, or an effective rate of 0.6%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”) when the foreign rate is less than 90% of the domestic rate, and the impact of worldwide forecast on the interim calculations under ASC 740.

Income tax benefit for the three months ended June 30, 2024, was $16.0 million, or an effective rate of 26.0%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of a valuation allowance against certain subsidiaries’ deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however, that foreign income is included within U.S. taxable income through GILTI, and the impact of worldwide forecast on the interim calculations under ASC 740.

Comparisons of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following table sets forth summary financial information for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Revenue	$454,868	$539,609
Cost of construction	420,025	559,210
Gross profit (loss)	34,843	(19,601)
Selling, general, and administrative expenses	30,037	30,074
Operating income (loss)	4,806	(49,675)
Gain (loss) on investments, net	76	(23)
Other income, net	925	1,589
Interest expense	(18,857)	(12,375)
Losses before income taxes	(13,050)	(60,484)
Income tax benefit	(374)	(15,654)
Net loss	(12,676)	(44,830)
Net income attributable to noncontrolling interests	2,182	1,653
Net loss attributable to Southland Stockholders	$(14,858)	$(46,483)

Revenue

Revenue for the six months ended June 30, 2025, was $454.9 million, a decrease of $84.7 million, or 15.7%, compared to the six months ended June 30, 2024. The decrease was attributable to a $105.5 million decrease in revenue in our Transportation segment primarily due to projects approaching completion, offset by a $20.8 million increase in revenue in our Civil segment primarily due to new projects substantially started after June 30, 2024.

Cost of construction

Cost of construction for the six months ended June 30, 2025, was $420.0 million, a decrease of $139.2 million, or 24.9%, compared to the six months ended June 30, 2024. The decrease was attributable to a $149.8 million decrease in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $10.6 million increase in our Civil segment primarily due to new projects substantially started after June 30, 2024.

Gross profit (loss)

Gross profit for the six months ended June 30, 2025, was $34.8 million, an improvement of $54.4 million, or 277.8%, compared to the six months ended June 30, 2024. The increase was attributable to a $44.2 million improvement in gross profit in our Transportation segment and a $10.2 million increase in gross profit in our Civil segment, both primarily due to the absence of certain prior year net unfavorable adjustments.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the six months ended June 30, 2025, were $30.0 million, a decrease of $0.1 million, or 0.1%, compared to the six months ended June 30, 2024.

Interest expense

Interest expense for the six months ended June 30, 2025, was $18.9 million, an increase of $6.5 million, or 52.4%, compared to the six months ended June 30, 2024. The increase was primarily driven by a $1.9 million increase in interest expense related to the real estate transaction described in Note 2 of the unaudited condensed consolidated financial statements, $3.7 million due to the increase of interest rates on external borrowings and $0.9 million due to an increase in amortization of deferred financing costs, compared to the same period in 2024.

Income tax benefit

Income tax benefit for the six months ended June 30, 2025, was $0.4 million, or an effective rate of 2.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

Income tax benefit for the six months ended June 30, 2024, was $15.7 million, or an effective rate of 25.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however, that foreign income is included within U.S. taxable income through GILTI, and the recording of a valuation allowance against certain subsidiaries’ deferred tax assets.

Segment Results

Comparisons of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table sets forth segment information for the three months ended June 30, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$81,530	37.9%	$79,368	31.6%
Transportation	133,852	62.1%	172,144	68.4%
Total revenue	$215,382	100.0%	$251,512	100.0%

	Three Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,605	17.9%	$9,160	11.5%
Transportation	(1,242)	(0.9)%	(49,182)	(28.6)%
Gross profit (loss)	$13,363	6.2%	$(40,022)	(15.9)%

Civil

Revenue for the three months ended June 30, 2025, was $81.5 million, an increase of $2.2 million, or 2.7%, compared to the three months ended June 30, 2024. The increase was primarily attributable to increased revenues of $13.4 million from a water pipeline project in the Southwest, $4.9 million from a tunnel and water pipeline project in the Southwest and $4.5 million from a water facility project in the Pacific Northwest, all of which increased due to the projects being substantially started after June 30, 2024. These increases were offset by decreased revenues of $12.8 million from a wastewater treatment plant project in the Southeast due to certain unfavorable adjustments and $7.3 million from a water project in the West that is approaching completion.

Gross profit for the three months ended June 30, 2025, was $14.6 million, or 17.9% of segment revenue, compared to gross profit of $9.2 million, or 11.5%, of segment revenue, for the three months ended June 30, 2024. The primary drivers to the increase in gross profit of $5.4 million for the three months ended June 30, 2025 versus the same period in 2024 was primarily due to the absence of certain prior year net unfavorable adjustments, which led to a $5.2 million increase in gross margin contribution from a tunnel project in Canada.

Transportation

Revenue for the three months ended June 30, 2025, was $133.9 million, a decrease of $38.3 million, or 22.2%, compared to the three months ended June 30, 2024. The decrease was primarily attributable to decreased revenues of $33.8 million from a project in the Bahamas and $18.6 million from an elevated roadway and bridge project in the Southeast due to both projects approaching completion. These decreases were offset by increased revenue of $10.2 from another project in the Bahamas due to the project being substantially started after June 30, 2024.

Gross loss for the three months ended June 30, 2025, was $1.2 million, or (0.9)% of segment revenue, compared to gross loss of $49.2 million, or (28.6)% of segment revenue, for the three months ended June 30, 2024. The primary driver to the decrease in gross loss of $47.9 million was due to an absence of certain prior year net unfavorable adjustments in the M&P business line of $45.6 million. Another driver to the decrease in gross loss was the increase in profit contribution of $10.1 million from a bridge project in the Midwest due to prior year net unfavorable adjustments of $17.2 million, compared to current year net unfavorable adjustments of $7.1 million. These decreases in gross loss were offset by an increase in gross loss of $7.4 million from an elevated roadway and bridge project in the Southeast due to project delays.

Comparisons of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024

The following table sets forth segment information for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$184,446	40.5%	$163,641	30.3%
Transportation	270,422	59.5%	375,968	69.7%
Total revenue	$454,868	100.0%	$539,609	100.0%

	Six Months Ended
(Amounts in thousands)	June 30, 2025		June 30, 2024
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$37,236	20.2%	$27,030	16.5%
Transportation	(2,393)	(0.9)%	(46,631)	(12.4)%
Gross profit (loss)	$34,843	7.7%	$(19,601)	(3.6)%

Civil

Revenue for the six months ended June 30, 2025, was $184.4 million, an increase of $20.8 million, or 12.7%, compared to the six months ended June 30, 2024. The increase was primarily attributable to increased revenues of $22.6 million from a water pipeline project in the Southwest and $10.6 million from a water facility project in the Pacific Northwest, both of which increased due to the projects being substantially started after June 30, 2024. These increases were offset by decreased revenue of $13.5 million from a water pipeline project in the Southwest that is approaching completion.

Gross profit for the six months ended June 30, 2025, was $37.2 million, or 20.2% of segment revenue, compared to $27.0 million, or 16.5% of segment revenue, for the six months ended June 30, 2024. The primary drivers to the increase of $10.2 million were increased profit contribution of $5.2 million from a tunnel project in Canada due to an absence of certain prior year net unfavorable adjustments and $4.5 million from a water project in the Southwest with a higher margin substantially started after June 30, 2024.

Transportation

Revenue for the six months ended June 30, 2025, was $270.4 million, a decrease of $105.5 million, or 28.1%, compared to the six months ended June 30, 2024. This was primarily attributable to decreased revenues of $92.4 million from a project in the Bahamas and $36.9 from takeover work related to the American Bridge acquisition, due to the projects approaching completion. These decreases were offset by increased revenue of $21.5 million from another project in the Bahamas due to the project substantially started after June 30, 2024.

Gross loss for the six months ended June 30, 2025, was $2.4 million, or (0.9)% of segment revenue, compared to gross loss of $46.6 million, or (12.4)% of segment revenue, for the six months ended June 30, 2024. The primary driver to the decrease in gross loss of $49.2 million was due to an absence of certain prior year net unfavorable adjustments in the M&P business line of $45.6 million. Another driver to the decrease in gross loss was the increase in profit contribution of $18.1 million from a bridge project in the Midwest due to prior year net unfavorable adjustments of $25.2 million, compared to current year net unfavorable adjustments of $7.1 million. These increases in profitability were offset by a decrease in gross margin contribution of $16.5 million from a project in the Bahamas that is approaching completion.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss attributable to Southland Stockholders	$(10,306)	$(46,077)	$(14,858)	$(46,483)
Depreciation and amortization	5,376	5,572	11,901	11,149
Income tax benefit	(61)	(15,961)	(374)	(15,654)
Interest expense	9,983	6,720	18,857	12,375
Interest income	(802)	(176)	(1,252)	(360)
EBITDA	4,190	(49,922)	14,274	(38,973)

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

(Amounts in thousands)
Balance December 31, 2024	$2,572,912
New contracts, change orders, and adjustments	203,259
Less: contract revenue recognized in 2025	(454,868)
Balance June 30, 2025	$2,321,303

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2024	$961,207
New contracts, change orders, and adjustments	179,513
Less: contract revenue recognized in 2025	(183,076)
Balance June 30, 2025	$957,644

Transportation

(Amounts in thousands)
Balance December 31, 2024	$1,611,705
New contracts, change orders, and adjustments	23,746
Less: contract revenue recognized in 2025	(271,792)
Balance June 30, 2025	$1,363,659

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On August 1, 2025, the closing price of our common stock was $3.90 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

The following table sets forth summary change in cash, cash equivalent and restricted cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(Amounts in thousands)	June 30, 2025	June 30, 2024
Net cash provided by operating activities	$996	$17,534
Net cash provided by investing activities	758	2,982
Net cash used in financing activities	(26,101)	(15,098)
Effect of exchange rate changes	82	(69)
Net change in cash, cash equivalents, and restricted cash	$(24,265)	$5,349

Net cash provided by operating activities was $1.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash provided by operating activities were a decrease of $19.5 million in accounts receivable, $12.8 million in depreciation and amortization of deferred financing costs and an increase of $12.3 million in accounts payable and accrued liabilities, offset by an increase of $16.9 million in contract assets, $12.7 million in net loss, an increase of $10.4 million in other current assets and a decrease of $4.7 million in operating lease liabilities. Net cash provided by operating activities was $17.5 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash provided by operating activities were an increase of $77.2 million in accounts payable and accrued liabilities, an increase of $31.9 million in contract liabilities, a decrease of $27.4 million in contract assets and $11.1 million in depreciation and amortization, offset by an increase of $64.7 million in accounts receivables, $44.8 million in net loss, $15.9 million in deferred taxes and $3.2 million in earnings from equity method investments.

Net cash provided by investing activities was $0.8 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash provided by investing activities were $3.4 million in proceeds from sale of property and equipment, offset by $2.9 million in purchases of property and equipment. Net cash provided by investing activities was $3.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash provided by investing activities were proceeds from sale of property and equipment of $3.2 million and distributions from investees of $4.2 million, offset by purchases of property and equipment of $4.2 million.

Net cash used in financing activities was $26.1 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash used in financing activities were $25.2 million in payments on notes payable and $0.5 million in payments of finance lease and financing obligations. Net cash used in financing activities was $15.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2024, the primary drivers in cash used in financing activities were $36.9 million of payments on notes payable and $2.7 million of payments on finance leases, offset by $24.7 million of borrowings on notes payable.

As of June 30, 2025, we had total debt of $278.6 million, of which $48.9 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

Subsequent to the year ended December 31, 2024, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation and as of June 30, 2025, $17.3 million was available.

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

As of June 30, 2025, the Company was in compliance with all applicable covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of June 30, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023).
3.3*	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company.
3.4*	Amendment No. 1 to Amended and Restated Bylaws of the Company.
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
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

10.2

Employment Agreement, dated May 9, 2025, by and between the Company and Keith Bassano (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2025).

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 12, 2025

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)