Form 10-Q
period 2025-09-30
Southland Holdings, Inc.
filed 2025-11-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 3, 2025, there were 54,113,036 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital, and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Achieve or enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with customers, partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector or any other current or potential sectors to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
●	Successfully defend, pursue or collect claims and litigation; and
●	Anticipate and respond to changes in the domestic or international trade laws, including tariffs.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	September 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$40,482	$72,185
Restricted cash	16,862	15,376
Accounts receivable, net	195,072	179,320
Retainage receivables	120,535	112,264
Contract assets	468,551	483,181
Other current assets	28,177	19,326
Total current assets	869,679	881,652

Property and equipment, net	112,188	116,328
Right-of-use assets	9,900	14,897
Investments - unconsolidated entities	134,608	126,705
Investments - limited liability companies	2,590	2,590
Investments - private equity	2,554	2,699
Deferred tax asset	143	54,531
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	1,698	1,539
Total noncurrent assets	266,389	321,997
Total assets	$1,136,068	$1,203,649

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$233,895	$191,670
Retainage payable	35,413	33,622
Accrued liabilities	76,812	91,515
Current portion of long-term debt	51,356	44,525
Short-term operating lease liabilities	6,272	10,104
Contract liabilities	268,210	249,706
Total current liabilities	671,958	621,142

Long-term debt	216,443	255,625
Long-term operating lease liabilities	16,838	10,791
Deferred tax liabilities	3,071	292
Financing obligations, net	41,462	41,468
Long-term accrued liabilities	58,075	58,075
Other noncurrent liabilities	40,781	40,847
Total long-term liabilities	376,670	407,098
Total liabilities	1,048,628	1,028,240

Commitment and contingencies (Note 6)

Stockholders' equity
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,113,036 and 53,936,411 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	292,872	292,173
Accumulated deficit	(214,745)	(124,618)
Accumulated other comprehensive loss	(3,155)	(3,902)
Total stockholders' equity	74,977	163,658
Noncontrolling interest	12,463	11,751
Total equity	87,440	175,409
Total liabilities and equity	$1,136,068	$1,203,649

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands except shares and per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$213,343	$173,320	$668,211	$712,929
Cost of construction	210,068	224,425	630,093	783,635
Gross profit (loss)	3,275	(51,105)	38,118	(70,706)
Selling, general, and administrative expenses	14,587	17,492	44,624	47,566
Operating loss	(11,312)	(68,597)	(6,506)	(118,272)
Gain (loss) on investments, net	50	5	126	(18)
Other income, net	639	841	1,564	2,430
Interest expense	(9,166)	(7,520)	(28,023)	(19,895)
Losses before income taxes	(19,789)	(75,271)	(32,839)	(135,755)
Income tax expense (benefit)	57,194	(17,142)	56,820	(32,796)
Net loss	(76,983)	(58,129)	(89,659)	(102,959)
Net income (loss) attributable to noncontrolling interests	(1,714)	(3,402)	468	(1,749)
Net loss attributable to Southland Stockholders	$(75,269)	$(54,727)	$(90,127)	$(101,210)

Net loss per share attributable to common stockholders
Basic	$(1.39)	$(1.14)	$(1.67)	$(2.11)
Diluted	$(1.39)	$(1.14)	$(1.67)	$(2.11)
Weighted average shares outstanding
Basic	54,113,036	48,105,512	54,028,363	48,020,822
Diluted	54,113,036	48,105,512	54,028,363	48,020,822

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(76,983)	$(58,129)	$(89,659)	$(102,959)
Foreign currency translation adjustment, net of tax	(1,173)	238	991	(1,039)
Comprehensive loss, net of tax	(78,156)	(57,891)	(88,668)	(103,998)
Comprehensive (income) loss attributable to noncontrolling interest	(1,888)	(3,310)	712	(1,972)
Comprehensive loss attributable to Southland Stockholders	$(76,268)	$(54,581)	$(89,380)	$(102,026)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2025
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	—	53,936,411	$—	$5	$(3,902)	$292,173	$(124,618)	$11,751	$175,409
Issuance of shares - RSUs, net of tax	—	50,658	—	—	—	(111)	—	—	(111)
Issuance of common stock	—	100	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	464	—	—	464
Net income (loss)	—	—	—	—	—	—	(4,552)	1,766	(2,786)
Other comprehensive income (loss)	—	—	—	—	(329)	—	—	11	(318)
Balance as of March 31, 2025	—	53,987,169	$—	$5	$(4,231)	$292,526	$(129,170)	$13,528	$172,658
Issuance of shares - RSUs, net of tax	—	125,867	—	—	—	(10)	—	—	(10)
Share based compensation	—	—	—	—	—	228	—	—	228
Net income (loss)	—	—	—	—	—	—	(10,306)	416	(9,890)
Other comprehensive income	—	—	—	—	2,075	—	—	407	2,482
Balance as of June 30, 2025	—	54,113,036	$—	$5	$(2,156)	$292,744	$(139,476)	$14,351	$165,468
Share based compensation	—	—	—	—	—	128	—	—	128
Net loss	—	—	—	—	—	—	(75,269)	(1,714)	(76,983)
Other comprehensive loss	—	—	—	—	(999)	—	—	(174)	(1,173)
Balance as of September 30, 2025	—	54,113,036	$—	$5	$(3,155)	$292,872	$(214,745)	$12,463	$87,440

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2024
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2023	—	47,891,984	—	5	(1,460)	270,330	(19,253)	10,942	260,564
Issuance of shares - RSUs, net of tax	—	133,704	—	—	—	(206)	—	—	(206)
Share based compensation	—	—	—	—	—	677	—	—	677
Net income (loss)	—	—	—	—	—	—	(406)	931	525
Other comprehensive loss	—	—	—	—	(372)	—	—	(209)	(581)
Balance as of March 31, 2024	—	48,025,688	$—	$5	$(1,832)	$270,801	$(19,659)	$11,664	$260,979
Issuance of shares - RSUs, net of tax	—	79,824	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	622	—	—	622
Net income (loss)	—	—	—	—	—	—	(46,077)	722	(45,355)
Other comprehensive loss	—	—	—	—	(590)	—	—	(106)	(696)
Balance as of June 30, 2024	—	48,105,512	$—	$5	$(2,422)	$271,423	$(65,736)	$12,280	$215,550
Share based compensation	—	—	—	—	—	375	—	—	375
Net loss	—	—	—	—	—	—	(54,727)	(3,402)	(58,129)
Other comprehensive income	—	—	—	—	146	—	—	92	238
Balance as of September 30, 2024	—	48,105,512	$—	$5	$(2,276)	$271,798	$(120,463)	$8,970	$158,034

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(89,659)	$(102,959)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	17,530	16,925
Amortization of deferred financing costs	1,387	—
Loss on extinguishment of debt	—	246
Deferred taxes	57,218	(28,379)
Share based compensation	820	1,674
Gain on sale of assets	(2,743)	(3,279)
Foreign currency remeasurement gain	(53)	(53)
Loss (earnings) from equity method investments	(8,131)	2,453
TZC investment present value accretion	—	(3,367)
Loss (gain) on trading securities, net	(126)	18
Changes in assets and liabilities:
Accounts and retainage receivables	(23,055)	2,196
Contract assets	14,861	97,801
Other current assets	(8,851)	859
Right-of-use assets	4,997	(1,096)
Accounts payable, retainage payable and accrued liabilities	28,174	(22,659)
Contract liabilities	18,498	50,115
Operating lease liabilities	(4,976)	1,227
Other	1,002	520
Net cash provided by operating activities	6,893	12,242

Cash flows from investing activities:
Purchase of property and equipment	(3,446)	(6,210)
Proceeds from sale of property and equipment	6,264	4,453
Contributions to other investments	—	(59)
Distributions from other investments	271	181
Distributions from investees	184	4,183
Capital contribution to unconsolidated investments	(184)	(250)
Net cash provided by investing activities	3,089	2,298

Cash flows from financing activities:
Borrowings on revolving credit facility	—	5,000
Payments on revolving credit facility	—	(95,000)
Borrowings on notes payable	—	167,784
Payments on notes payable	(39,010)	(80,613)
Proceeds from financing obligations	—	42,500
Payments of deferred financing costs	(297)	(5,468)
Pre-payment premium	—	(246)
Payments to related parties	(3)	—
Payments on finance lease and financing obligations	(832)	(5,314)
Payment of taxes related to net share settlement of RSUs	(121)	(206)
Net cash provided by (used in) financing activities	(40,263)	28,437

Effect of exchange rate on cash	64	(49)

Net increase (decrease) in cash and cash equivalents and restricted cash	(30,217)	42,928
Beginning of period	87,561	63,820
End of period	$57,344	$106,748

Supplemental cash flow information
Cash paid for income taxes	$734	$1,079
Cash paid for interest	$26,781	$18,886
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$9,311	$9,881
Assets obtained in exchange for notes payable	$5,585	$23,286
Related party payable exchanged for note payable	$—	$3,797

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2024, have been derived from the Form 10-K filed on March 4, 2025. The Company’s financial condition as of September 30, 2025, and operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2025.

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

(Amounts in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents at beginning of period	$72,185	$49,176
Restricted cash at beginning of period	15,376	14,644
Total cash, cash equivalents, and restricted cash at beginning of period	$87,561	$63,820

Cash and cash equivalents at end of period	$40,482	$72,185
Restricted cash at end of period	16,862	15,376
Total cash, cash equivalents, and restricted cash at end of period	$57,344	$87,561

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and nine months ended September 30, 2025 and 2024, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2025 and 2024, we did not identify any triggering events that would require a quantitative assessment.

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

As of September 30, 2025, and December 31, 2024, we had an allowance for credit losses of $1.5 million and $2.0 million, respectively.

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

As of September 30, 2025, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 4, 2025, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and nine months ended September 30, 2025, there were no significant changes in our use of estimates or significant accounting policies.

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

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of September 30, 2025, and December 31, 2024, were as follows:

	As of
	September 30, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,554	$—	$—	$2,554
Total noncurrent	2,554	—	—	2,554
Overall Total	$2,554	$—	$—	$2,554

	As of
	December 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,699	$—	$—	$2,699
Total noncurrent	2,699	—	—	2,699
Overall Total	$2,699	$—	$—	$2,699

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $33.6 million and $58.8 million for three and nine months ended September 30, 2025, respectively. Adjustments in contract estimates resulted in a decrease in gross profit of $83.1 million and $191.7 million for the three and nine months ended September 30, 2024, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of September 30, 2025 and December 31, 2024, we had $8.7 million and $15.7 million, respectively, in accrued loss provisions.

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

Segment Revenue

Revenue by segment for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$99,481	46.6%	$55,849	32.2%	$283,927	42.5%	$219,490	30.8%
Transportation	113,862	53.4%	117,471	67.8%	384,284	57.5%	493,439	69.2%
Total revenue	$213,343	100.0%	$173,320	100.0%	$668,211	100.0%	$712,929	100.0%

Segment Cost of Construction

Cost of construction by segment three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		% of Total		% of Total		% of Total		% of Total
	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of
Segment	Construction	Construction	Construction	Construction	Construction	Construction	Construction	Construction
Civil	$89,054	42.4%	$74,185	33.1%	$236,264	37.5%	$210,796	26.9%
Transportation	121,014	57.6%	150,240	66.9%	393,829	62.5%	572,839	73.1%
Total cost of construction	$210,068	100.0%	$224,425	100.0%	$630,093	100.0%	$783,635	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Loss	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$10,427	10.5%	$(18,336)	(32.8)%	$47,663	16.8%	$8,694	4.0%
Transportation	(7,152)	(6.3)%	(32,769)	(27.9)%	(9,545)	(2.5)%	(79,400)	(16.1)%
Gross profit (loss)	$3,275	1.5%	$(51,105)	(29.5)%	$38,118	5.7%	$(70,706)	(9.9)%

Revenue earned outside of the United States was 14% and 11% for the three months ended September 30, 2025 and 2024, respectively. Revenue earned outside of the United States was 15% and 20% the nine months ended September 30, 2025 and 2024, respectively.

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of September 30, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Secured notes	$272,894	$306,219
Mortgage notes	329	393
Total debt	273,223	306,612
Unamortized deferred financing costs	(5,424)	(6,462)
Total debt, net	267,799	300,150
Less: Current portion	(51,356)	(44,525)
Total long-term debt	$216,443	$255,625

The weighted average interest rate on total debt outstanding as of September 30, 2025 and December 31, 2024, was 9.33% and 9.43%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of September 30, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

On March 3, 2025, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation and as of September 30, 2025, $18.7 million was available.

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

As of September 30, 2025, the Company was in compliance with all applicable covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of September 30, 2025, and December 31, 2024. Our estimates of such matters could change in future periods.

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

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of September 30, 2025, and December 31, 2024. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

Effective January 1, 2024, Southland Holdings, LLC and subsidiary filing group elected to join the Southland Holdings, Inc. and Subsidiaries filing group to have all domestic corporate entities included within one consolidated federal income tax return starting with the 2024 calendar year.

The federal statutory tax rate is 21%. Southland’s effective tax rate was (289.0%) and 22.9% for the three months ended September 30, 2025 and 2024, respectively. The primary differences between the statutory rate and the effective rate for the three months ended September 30, 2025 and 2024 were due to state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). The effective tax rate was (173.0%) and 24.2% for the nine months ended September 30, 2025 and 2024, respectively. The primary differences between the statutory rate and the effective rate for the nine months ended September 30, 2025 and 2024 were due to state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2025. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2025, the Company has recorded a valuation allowance of approximately $62.5 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of September 30, 2025, the Company has a valuation allowance in the amount of $8.3 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized. As of September 30, 2025, the valuation allowance related to United Kingdom operations is $16.6 million.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “Tax Act”). The Tax Act introduces multiple tax laws and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, adjustments to business interest expense limitation calculation, and U.S. taxation of international earnings. These provisions do not have any current impact on our consolidated financial statements. However, we expect the Tax Act to allow the Company to accelerate previously capitalized R&D expenditures as well as provide favorable changes to the business interest expense limitation calculation and removal of the requirement to capitalize R&D expenditures in current year and going forward.

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

As of September 30, 2025, Southland had $2.3 billion of RUPO. The Company expects to recognize approximately 39% of its RUPO as revenue during the next twelve months, and the balance thereafter.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of September 30, 2025, and December 31, 2024, consisted of the following:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Costs in excess of billings	$440,697	$452,010
Costs to fulfill contracts, net	27,854	31,171
Contract assets	$468,551	$483,181

Costs and estimated earnings on uncompleted contracts were as follows as of September 30, 2025, and December 31, 2024:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$7,974,812	$7,664,737
Estimated earnings	236,106	343,869
Costs incurred and estimated earnings	8,210,918	8,008,606
Less: billings to date	(8,038,431)	(7,806,302)
Costs to fulfill contracts, net	27,854	31,171
Net contract position	$200,341	$233,475

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	September 30, 2025	December 31, 2024
Contract assets	$468,551	$483,181
Contract liabilities	(268,210)	(249,706)
Net contract position	$200,341	$233,475

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of September 30, 2025 and December 31, 2024, we have recorded $493.1 million and $469.8 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2025, we had contract liabilities of $249.7 million, of which $24.1 million and $199.1 million were recognized as revenue during the three and nine months ended September 30, 2025, respectively.

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

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of September 30, 2025, and September 30, 2024.

We own a 70.0% interest in the Southland Astaldi joint venture as of September 30, 2025, and September 30, 2024.

In November 2024, the Company dissolved the Southland Technicore Mole joint venture. Our interest in the Southland Technicore Mole joint venture was 0% as of September 30, 2025, and 65% as of September 30, 2024.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At September 30, 2025, American Bridge was responsible for approximately 82% of the total contracted work.

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

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.6 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Accounts payable balance due to this subcontractor was $3.3 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively. The terms on which Southland enters into agreements with this related party are substantially the same as terms the Company would enter into with a similar, unrelated party.

In the second quarter of 2024 the Company exchanged $13.1 million of amounts due to certain Southland Members for $13.1 million in promissory notes with a three-year term bearing an interest rate of 7.0%. These promissory notes pay interest monthly and are included in long-term debt. These amounts are related to balances due to the Chief Executive Officer Frank Renda and Co-Chief Operating Officers Tim Winn and Rudy Renda prior to the Merger. In December 2024, the Company exchanged $6.8 million of these promissory notes and accrued interest thereupon due in exchange for shares of common stock.

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

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). On June 25, 2024, the Company’s Board of Directors adopted a new compensation structure for the Company’s Named Executive Officers. Details of this new compensation structure were filed on Form 8-K with the Securities and Exchange Commission on July 1, 2024. A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 925,579 remained available as of September 30, 2025.

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

A summary of the changes in our RSUs during the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	599,547	$5.31	173,333	$8.94
Granted	623,931	3.60	681,310	4.83
Vested	(176,525)	3.55	(133,704)	9.35
Forfeited	(219,988)	4.83	—	—
Canceled	(38,814)	3.12	(41,568)	8.32
Outstanding, ending balance	788,151	$3.93	679,371	$5.31

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

A summary of the changes in our PSUs during the nine months ended September 30, 2025 and 2024 is as follows:

	September 30, 2025		September 30, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	304,880	$4.58	—	$—
Granted	—	—	304,880	4.58
Forfeited	(131,190)	4.58	—	—
Outstanding, ending balance	173,690	$4.58	304,880	$—

Compensation cost was $0.1 million and $0.8 million for the three and nine months ended September 30, 2025, respectively, which is included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Compensation cost was $0.4 million and $1.7 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, there was a total of $3.5 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.3 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss	$(76,983)	$(58,129)	$(89,659)	$(102,959)
Less net income (loss) attributable to noncontrolling interests	(1,714)	(3,402)	468	(1,749)
Net loss attributable to common stockholders, basic and diluted	(75,269)	(54,727)	(90,127)	(101,210)

Denominator:
Weighted average common shares outstanding — basic	54,113,036	48,105,512	54,028,363	48,020,822
Weighted average common shares outstanding — diluted	54,113,036	48,105,512	54,028,363	48,020,822

Net loss per share — basic	$(1.39)	$(1.14)	$(1.67)	$(2.11)
Net loss per share — diluted	$(1.39)	$(1.14)	$(1.67)	$(2.11)

As the average market price of common stock for the three and nine months ended September 30, 2025 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2025, the potential dilution from unvested RSUs converting into 768,066 shares and 550,640 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For three and nine months ended September 30, 2024, the potential dilution from unvested RSUs converting into 599,547 shares and 398,998 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

Valuation Allowances for Deferred Tax Assets

We record income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. We assess the likelihood that our deferred tax assets will be recoverable based on expected future taxable income. To the extent that we determine it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, we establish a valuation allowance.

To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our condensed consolidated statements of operations. During the third quarter of 2025, we recognized a valuation allowance of $62.5 million related to the Company’s net operating loss carryforward and other net deferred tax assets, which led to a $57.3 million non-cash expense, which is presented in the income tax expense (benefit) row in the condensed consolidated statement of operations, relating to the deferred tax asset valuation allowance. These valuation allowances may be released in future years when it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will periodically evaluate whether or not all available evidence, such as future income and reversal of temporary differences, tax planning actions, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released.

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

For the three months ended September 30, 2025, M&P contributed $22.9 million to revenue and $3.0 million to gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $17.5 million to revenue and $18.3 million to gross loss for the three months ended September 30, 2024. For the nine months ended September 30, 2025, M&P contributed $62.7 million to revenue and $15.9 million in gross loss. This compares to $65.0 million to revenue and $75.4 million to gross loss for the nine months ended September 30, 2024. As of September 30, 2025, approximately 3.9% of Southland’s backlog was in M&P and Southland estimates most of this work to be substantially completed in the next three months, with three projects extending into 2026.

Results of Operations

Comparisons of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table sets forth summary financial information for the three months ended September 30, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Revenue	$213,343	$173,320
Cost of construction	210,068	224,425
Gross profit (loss)	3,275	(51,105)
Selling, general, and administrative expenses	14,587	17,492
Operating loss	(11,312)	(68,597)
Gain on investments, net	50	5
Other income, net	639	841
Interest expense	(9,166)	(7,520)
Losses before income taxes	(19,789)	(75,271)
Income tax expense (benefit)	57,194	(17,142)
Net loss	(76,983)	(58,129)
Net loss attributable to noncontrolling interests	(1,714)	(3,402)
Net loss attributable to Southland Stockholders	$(75,269)	$(54,727)

Revenue

Revenue for the three months ended September 30, 2025, was $213.3 million, an increase of $40.0 million, or 23.1%, compared to the three months ended September 30, 2024. The increase was attributable to a $43.6 million increase in revenue in our Civil segment, offset by a $3.6 million decrease in revenue in our Transportation segment, both primarily due to projects approaching completion and the absence of certain prior year net unfavorable adjustments.

Cost of construction

Cost of construction for the three months ended September 30, 2025, was $210.1 million, a decrease of $14.4 million, or 6.4%, compared to the three months ended September 30, 2024. The decrease was attributable to a $29.2 million decrease in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $14.8 million increase in our Civil segment primarily due to new projects substantially started after September 30, 2024.

Gross profit (loss)

Gross profit for the three months ended September 30, 2025, was $3.3 million, an increase of $54.4 million, or 106.4%, compared to the three months ended September 30, 2024. The increase was attributable to a $28.8 million increase in gross profit in our Civil segment and a $25.6 million improvement in gross loss in our Transportation segment, both primarily due to the absence of certain prior year net unfavorable adjustments.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended September 30, 2025, were $14.6 million, a decrease of $2.9 million, or 16.6%, compared to the three months ended September 30, 2024. The decrease was primarily due to a $2.2 million decrease in compensation expense and a $0.7 million decrease in insurance expense, compared to the same period in 2024.

Interest expense

Interest expense for the three months ended September 30, 2025, was $9.2 million, an increase of $1.6 million, or 21.9%, compared to the three months ended September 30, 2024. The increase was primarily driven by a $0.5 million increase in amortization of deferred financing costs and $1.1 million due to the increase of interest rates on external borrowings, compared to the same period in 2024.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2025. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2025, the Company has recorded a valuation allowance of approximately $62.5 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

Income tax expense for the three months ended September 30, 2025, was $57.2 million, or an effective rate of (289.0%). The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of valuation allowances against domestic subsidiaries’ net deferred tax assets, the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”) when the foreign rate is less than 90% of the domestic rate, and the impact of worldwide forecast on the interim calculations under ASC 740.

Income tax benefit for the three months ended September 30, 2024, was $17.1 million, or an effective rate of 22.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of a valuation allowance against certain subsidiaries’ net deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however, that foreign income is included within U.S. taxable income through GILTI, and the impact of worldwide forecast on the interim calculations under ASC 740.

Comparisons of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table sets forth summary financial information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Revenue	$668,211	$712,929
Cost of construction	630,093	783,635
Gross profit (loss)	38,118	(70,706)
Selling, general, and administrative expenses	44,624	47,566
Operating loss	(6,506)	(118,272)
Gain (loss) on investments, net	126	(18)
Other income, net	1,564	2,430
Interest expense	(28,023)	(19,895)
Losses before income taxes	(32,839)	(135,755)
Income tax expense (benefit)	56,820	(32,796)
Net loss	(89,659)	(102,959)
Net income (loss) attributable to noncontrolling interests	468	(1,749)
Net loss attributable to Southland Stockholders	$(90,127)	$(101,210)

Revenue

Revenue for the nine months ended September 30, 2025, was $668.2 million, a decrease of $44.7 million, or 6.3%, compared to the nine months ended September 30, 2024. The decrease was attributable to a $109.1 million decrease in revenue in our Transportation segment primarily due to projects approaching completion, offset by a $64.4 million increase in revenue in our Civil segment primarily due to new projects substantially started after September 30, 2024.

Cost of construction

Cost of construction for the nine months ended September 30, 2025, was $630.1 million, a decrease of $153.5 million, or 19.6%, compared to the nine months ended September 30, 2024. The decrease was attributable to a $179.0 million decrease in our Transportation segment primarily due to projects approaching completion and impacts related to exiting the M&P business line, offset by a $25.5 million increase in our Civil segment primarily due to new projects substantially started after September 30, 2024.

Gross profit (loss)

Gross profit for the nine months ended September 30, 2025, was $38.1 million, an increase of $108.8 million, or 153.9%, compared to the nine months ended September 30, 2024. The increase was attributable to a $69.8 million improvement in gross profit in our Transportation segment and a $39.0 million increase in gross profit in our Civil segment, both primarily due to the absence of certain prior year net unfavorable adjustments.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2025, were $44.6 million, a decrease of $2.9 million, or 6.2%, compared to the nine months ended September 30, 2024. The decrease was primarily due to a $0.9 million decrease in stock compensation, a $0.7 million decrease in legal expense, a $0.6 million decrease in incentive compensation expense and a $0.6 million decrease in professional fees, compared to the same period in 2024.

Interest expense

Interest expense for the nine months ended September 30, 2025, was $28.0 million, an increase of $8.1 million, or 40.9%, compared to the nine months ended September 30, 2024. The increase was primarily driven by a $1.9 million increase in interest expense related to the real estate transaction described in Note 2 of the unaudited condensed consolidated financial statements, $4.8 million due to the increase of interest rates on external borrowings and $1.4 million due to an increase in amortization of deferred financing costs, compared to the same period in 2024.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2025. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2025, the Company has recorded a valuation allowance of approximately $62.5 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

Income tax expense for the nine months ended September 30, 2025, was $56.8 million, or an effective rate of (173.0%). The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

Income tax benefit for the nine months ended September 30, 2024, was $32.8 million, or an effective rate of 24.2%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however, that foreign income is included within U.S. taxable income through GILTI, and the recording of a valuation allowance against certain subsidiaries’ net deferred tax assets.

Segment Results

Comparisons of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table sets forth segment information for the three months ended September 30, 2025 and 2024:

	Three Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$99,481	46.6%	$55,849	32.2%
Transportation	113,862	53.4%	117,471	67.8%
Total revenue	$213,343	100.0%	$173,320	100.0%

	Three Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Loss	Revenue
Civil	$10,427	10.5%	$(18,336)	(32.8)%
Transportation	(7,152)	(6.3)%	(32,769)	(27.9)%
Gross profit (loss)	$3,275	1.5%	$(51,105)	(29.5)%

Civil

Revenue for the three months ended September 30, 2025, was $99.5 million, an increase of $43.6 million, or 78.1%, compared to the three months ended September 30, 2024. The increase was primarily attributable to increased revenues of $12.5 million from a water pipeline project in the Southwest and $9.0 million from a water facility project in the Pacific Northwest, both of which increased due to the projects being substantially started after September 30, 2024. The increase was also primarily attributable to increased revenues of $11.7 million from a tunnel project in Canada and $7.6 million from a tunnel project in the Southwest, both of which increased due to the absence of certain prior year net unfavorable adjustments as compared to the same period in 2024.

Gross profit for the three months ended September 30, 2025, was $10.4 million, or 10.5% of segment revenue, compared to gross loss of $18.3 million, or (32.8)%, of segment revenue, for the three months ended September 30, 2024. The primary driver to the increase in gross profit of $28.8 million for the three months ended September 30, 2025 versus the same period in 2024 was primarily due to the absence of certain prior year net unfavorable adjustments, which led to a $25.1 million total increase in gross margin contribution from those related projects. The increase was also attributable to increased gross margin contributions of $2.4 million from a water pipeline project in the Southwest, $2.1 from a wastewater treatment plant project in Canada, $2.0 million from a water facility project in the Pacific Northwest, $1.8 million from a tunnel project in the Southwest and $1.2 million from a wastewater treatment plant project in the Southwest, all of which increased due to the projects being substantially started after September 30, 2024. These increases were offset by decreased gross margin contributions of $4.0 million from a water pipeline project in the Midwest and $3.5 million from a water project in the East, both due to unfavorable adjustments related to claims.

Transportation

Revenue for the three months ended September 30, 2025, was $113.9 million, a decrease of $3.6 million, or 3.1%, compared to the three months ended September 30, 2024. The decrease was primarily attributable to decreased revenues of $16.8 million from an elevated roadway and bridge project in the Southeast due to the project approaching completion and $14.8 million from a bridge project in the Southeast due to certain net unfavorable adjustments related to project delays. The decreases were offset by increased revenues of $8.4 million from another bridge project in the Southeast, $6.0 million from a bridge project in the Northeast and $5.1 million from a bridge project in the Northwest, due to the projects being substantially started after September 30, 2024. The decreases were also offset by increased revenue of $8.0 million from a bridge project in the Midwest due to the absence of certain prior year net unfavorable adjustments.

Gross loss for the three months ended September 30, 2025, was $7.2 million, or (6.3)% of segment revenue, compared to gross loss of $32.8 million, or (27.9)% of segment revenue, for the three months ended September 30, 2024. The primary driver to the decrease in gross loss of $25.6 million was due to an absence of certain prior year net unfavorable adjustments, which led to increases in gross margin contributions of $9.2 million from a M&P project in the South, $3.6 million from a bridge project in the Southeast and $3.5 million from takeover work related to the American Bridge acquisition. Another driver to the decrease in gross loss was the increase in profit contribution of $10.1 million from a bridge project in the Midwest due to prior year net unfavorable adjustments of $17.0 million, compared to current year net unfavorable adjustments of $6.9 million driven by higher-than-expected project costs.

Comparisons of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table sets forth segment information for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$283,927	42.5%	$219,490	30.8%
Transportation	384,284	57.5%	493,439	69.2%
Total revenue	$668,211	100.0%	$712,929	100.0%

	Nine Months Ended
(Amounts in thousands)	September 30, 2025		September 30, 2024
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$47,663	16.8%	$8,694	4.0%
Transportation	(9,545)	(2.5)%	(79,400)	(16.1)%
Gross profit (loss)	$38,118	5.7%	$(70,706)	(9.9)%

Civil

Revenue for the nine months ended September 30, 2025, was $283.9 million, an increase of $64.4 million, or 29.4%, compared to the nine months ended September 30, 2024. The increase was primarily attributable to increased revenues of $35.1 million from a water pipeline project in the Southwest, $19.6 million from a water facility project in the Pacific Northwest and $13.4 million from a wastewater treatment plant project in the Southwest, all of which increased due to the projects being substantially started after September 30, 2024.

Gross profit for the nine months ended September 30, 2025, was $47.7 million, or 16.8% of segment revenue, compared to $8.7 million, or 4.0% of segment revenue, for the nine months ended September 30, 2024. The primary driver to the increase of $39.0 million for the three months ended September 30, 2025 versus the same period in 2024 was primarily due to the absence of certain prior year net unfavorable adjustments, which led to a $28.6 million total increase in gross margin contribution from those related projects. The increase was also attributable to increased gross margin contributions of $6.9 million from a water pipeline project in the Southwest, $6.1 from a tunnel and water pipeline project in the Southwest and $4.3 million from a water facility project in the Pacific Northwest, all of which increased due to the projects being substantially started after September 30, 2024. These increases were offset by decreased gross margin contributions of $3.6 million from a water pipeline project in the Midwest and $3.4 million from a water project in the East, both due to unfavorable adjustments related to claims.

Transportation

Revenue for the nine months ended September 30, 2025, was $384.3 million, a decrease of $109.2 million, or 22.1%, compared to the nine months ended September 30, 2024. The decrease was primarily attributable to decreased revenues of $97.9 million from a project in the Bahamas and $36.4 million from takeover work related to the American Bridge acquisition, due to the projects approaching completion. These decreases were offset by increased revenue of $25.8 million from a bridge project in the Northeast due to the project being substantially started after September 30, 2024.

Gross loss for the nine months ended September 30, 2025, was $9.5 million, or (2.5)% of segment revenue, compared to gross loss of $79.4 million, or (16.1)% of segment revenue, for the nine months ended September 30, 2024. The primary driver to the decrease in gross loss of $69.9 million was the increase in profit contribution of $35.9 million from an M&P project in the South due to prior year net unfavorable adjustments of $40.2 million, compared to current year net unfavorable adjustments of $4.4 million due to project delays. Another driver to the decrease in gross loss was the increase in profit contribution of $28.2 million from a bridge project in the Midwest due to prior year net unfavorable adjustments of $42.3 million, compared to current year net unfavorable adjustments of $14.0 million driven by higher-than-expected project costs.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributable to Southland Stockholders	$(75,269)	$(54,727)	$(90,127)	$(101,210)
Depreciation and amortization	5,629	5,776	17,530	16,925
Income tax expense (benefit)	57,194	(17,142)	56,820	(32,796)
Interest expense	9,166	7,520	28,023	19,895
Interest income	(221)	(167)	(1,473)	(527)
EBITDA	(3,501)	(58,740)	10,773	(97,713)

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

(Amounts in thousands)
Balance December 31, 2024	$2,572,912
New contracts, change orders, and adjustments	354,351
Less: contract revenue recognized in 2025	(668,211)
Balance September 30, 2025	$2,259,052

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2024	$961,207
New contracts, change orders, and adjustments	236,271
Less: contract revenue recognized in 2025	(281,746)
Balance September 30, 2025	$915,732

Transportation

(Amounts in thousands)
Balance December 31, 2024	$1,611,705
New contracts, change orders, and adjustments	118,079
Less: contract revenue recognized in 2025	(386,464)
Balance September 30, 2025	$1,343,320

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On November 3, 2025, the closing price of our common stock was $4.52 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

The following table sets forth summary change in cash, cash equivalent and restricted cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
(Amounts in thousands)	September 30, 2025	September 30, 2024
Net cash provided by operating activities	$6,893	$12,242
Net cash provided by investing activities	3,089	2,298
Net cash provided by (used in) financing activities	(40,263)	28,437
Effect of exchange rate changes	64	(49)
Net change in cash, cash equivalents, and restricted cash	$(30,217)	$42,928

Net cash provided by operating activities was $6.9 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash provided by operating activities were $57.2 million in deferred taxes, an increase of $28.2 million in accounts payable and accrued liabilities, an increase of $18.5 in contract liabilities and $17.5 million in depreciation and amortization, offset by $89.7 million in net loss and an increase of $23.1 million accounts receivable. Net cash provided by operating activities was $12.2 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by operating activities were a decrease of $97.8 million in contract assets, an increase of $50.1 million in contract liabilities, $16.9 million in depreciation and amortization and $1.2 million increase in operating lease liabilities, offset by $105.1 million in net loss, $26.7 million in deferred taxes, and a decrease of $22.1 million in accounts payable and accrued liabilities.

Net cash provided by investing activities was $3.1 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash provided by investing activities were $6.3 million in proceeds from sale of property and equipment, offset by $3.4 million in purchases of property and equipment. Net cash provided by investing activities was $2.3 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by investing activities were $4.5 million in proceeds from sale of property and equipment and $4.2 million in distributions from investees, offset by $6.2 million in purchases of property and equipment.

Net cash used in financing activities was $40.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash used in financing activities were $39.0 million in payments on notes payable and $0.8 million in payments of finance lease and financing obligations. Net cash provided by financing activities was $28.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the primary drivers in cash provided by financing activities were $167.8 million in borrowings on notes payable and $42.5 million in proceeds from financing obligations, offset by $95.0 million of payments on the Revolving Credit Facility (as defined below), $80.6 million in payments on notes payable and $5.5 million in payments of deferred financing costs.

As of September 30, 2025, we had total debt of $267.8 million, of which $51.4 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of September 30, 2025, we had outstanding secured notes expiring between December 2025 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

Subsequent to the year ended December 31, 2024, the Company and Administrative Agent entered into a first amendment to the Credit Facility that removed an Administrative Agent-requested borrowing base reserve amount in exchange for certain additional reporting obligations and a personal guarantee from Frank Renda, the Company’s President and Chief Executive Officer, on any draws made on the Delayed Draw. As such, the Company has access to the Delayed Draw facility as supported by the borrowing base calculation and as of September 30, 2025, $18.7 million was available.

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

As of September 30, 2025, the Company was in compliance with all applicable covenants under the Credit Agreement.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).

3.4	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025).
4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2025

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)