Form 10-K
period 2025-12-31
Southland Holdings, Inc.
filed 2026-03-26
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 20, 2026, 54,113,036 shares of common stock, par value $0.0001 per share, were issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $60,060,635 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sales price of the registrant’s common stock as reported on the NYSE American LLC on such date. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the shares of the registrant’s common stock are assumed to be affiliates.

Documents Incorporated by Reference:

Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the close of the registrant’s fiscal year to which this report relates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital and comply with restrictive covenants related to long-term indebtedness;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (“NYSE American”) or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Achieve or enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with customers, partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector or any other current or potential sectors to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
●	Successfully defend, pursue or collect claims and litigation; and
●	Anticipate and respond to changes in the domestic or international trade laws, including tariffs.

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

Our common stock, par value $0.0001 per share (“Common Stock”), and redeemable warrants, exercisable for shares of Common Stock at an exercise price of $11.50 per share (“Warrants”), trade on NYSE American under the symbols “SLND” and “SLND WS,” respectively.

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

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Mole Constructors and Heritage Materials. With the combined capabilities of these six primary subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

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

(Amounts in thousands)
Balance December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	718,125
Less: contract revenue recognized in 2024	(980,179)
Balance December 31, 2024	$2,572,912
New contracts, change orders, and adjustments	230,336
Less: contract revenue recognized in 2025	(772,168)
Balance December 31, 2025	$2,031,080

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

Since the novel coronavirus (“COVID-19”) pandemic and Russia’s invasion of Ukraine, the construction industry has experienced widespread supply chain impacts, many of which continue today. The current conflict in the Middle East is further impacting the supply chain. Changes in regulations, including tariffs, could also have significant supply chain impacts. Additionally, labor costs continue to increase due to inflation, shortages of qualified workers, and other factors. Hiring and retaining our skilled workers continues to be a priority to avoid future potential labor shortages.

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

We are subject to laws and regulations governing the liability and cleanup responsibility for the release of hazardous substances into the environment. Under certain of these laws and regulations, liability can be assessed for sites to which hazardous substances or wastes were sent by current or former operations at our facilities, or for the cleanup of previously owned or leased properties, irrespective of whether our activities were in violation of laws and regulations at the time or whether we directly caused the contamination. The presence of contamination from hazardous substances or wastes at our sites could preclude the sale, lease or use of our properties as collateral for financing.

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

Anti-Corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice while other state or federal agencies may seek recourse against the Company for issues related to FCPA. In addition, the Securities and Exchange Commission (“SEC”) requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, results of operations and financial condition. We devote resources to the development, maintenance, communication and enforcement of our Code of Business Conduct and Ethics, our anti-bribery compliance policies, our internal control processes and compliance related policies. We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

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

Our workforce was made up of approximately 1,800 employees as of December 31, 2025, of which approximately 500 were salaried and approximately 1,300 were hourly.

Union Workforce.

Several of our subsidiaries are signatory to numerous local and regional collective bargaining agreements, both directly and through trade associations, as a union contractor. These agreements cover all necessary union professions and are subject to renewal periodically. As of December 31, 2025, approximately 300, or 17%, of our employees were represented by a union. Estimated amounts for wage escalation related to the expiration of union contracts are included in our bids on various projects.

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

Code of Business Conduct and Ethics

All of our employees are subject to our Code of Business Conduct and Ethics, which includes guidance and requirements concerning, among other things, general business ethics, including policies concerning the environment, conflicts of interest, anti-corruption, harassment and discrimination, data security and privacy, and the Anti-Bribery and Corruption Policy, which includes guidance and requirements concerning, among other things, interactions with government officials; provisions of gifts, entertainment and hospitality, and charitable and political contributions.

Company History and Available Information

The Company was incorporated on July 14, 2021 as a Delaware corporation for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.  On February 14, 2023, the Company consummated the merger contemplated by the Merger Agreement, dated as of May 25, 2022 (the “Merger Agreement”), by and among Southland Holdings, Inc. (known prior to February 14, 2023 as Legato Merger Corp. II), Southland Holdings LLC, a Texas limited liability company, and Legato Merger Sub, Inc., a Delaware corporation.  Upon the closing of the transactions contemplated in the Merger Agreement, we changed our name to Southland Holdings, Inc.

Our principal executive offices are located at 1100 Kubota Dr., Grapevine, Texas 76051, and our telephone number is (817) 293-4263. Our Internet address is www.southlandholdings.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the SEC. We also make available on our website the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee and our Code of Business Conduct and Ethics, which applies to all of our employees, including our executive officers. All such information is also available in print and free of charge to any of our stockholders who request it. In addition, we intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC. Additionally, all of our reports filed with the SEC are available via their website at sec.gov.

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

Risks Related to Our Business and Industry

●	We may lose business to competitors through competitive bidding processes.
●	Our Backlog is subject to unexpected adjustments and cancellations.
●	The loss of one or more customers could have an adverse effect on us.
●	We are subject to risks related to government contracts and related procurement regulations.
●	The timing of new contract delays, cancellations and termination of existing contracts may result in unpredictable fluctuations in our business.
●	The nature of our contracts subjects us to risks associated with delays and cost overruns, which may not be recoverable and may result in reduced profits or losses that could have a material impact on us.
●	Our financial results are based upon estimates and assumptions that may differ from actual results.
●	If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation and tariffs, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.
●	Our accounting for revenue recognized over time could result in a reduction or elimination of previously reported revenue and profit.
●	We may incur higher costs to lease, acquire and maintain equipment necessary for our operations.
●	Supply chain interruptions, including availability of materials, products or equipment, may have a negative impact on our ability to complete projects.
●	Some of our contracts have penalties for late completion.
●	If we are unable to attract and retain qualified managers and skilled employees, our operating costs may increase.
●	We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key persons or are unable to attract qualified and skilled personnel in the future.
●	Our employees work on projects that are inherently dangerous and in locations where there are high security risks, and a failure to maintain a safe work site could result in significant losses.
●	We may incur liabilities or suffer negative financial or reputational impacts relating to health and safety matters.
●	We are dependent upon suppliers and subcontractors to complete many of our contracts.
●	Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures by our partners.
●	Employee, agent or partner misconduct or our overall failure to comply with laws or regulations could impair our ability to compete for contracts.
●	During the ordinary course of our business, we may become subject to material lawsuits or indemnity claims.

●	Systems and information technology interruption and breaches in data security and/or privacy could adversely impact our ability to operate and negatively impact our results of operations.
●	Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our financial condition, results of operations and cash flows.
●	Our failure to adequately recover on affirmative claims brought by us against project owners or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.
●	We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.
●	Our indebtedness could lead to adverse consequences or adversely affect our financial position and prevent us from fulfilling our obligations under such indebtedness, and any refinancing of this debt could be at significantly higher interest rates.
●	Our bonding requirements may limit our ability to incur indebtedness, which could limit our ability to refinance our existing credit facilities or to execute our business plan.
●	We may be unable to win new contracts if we cannot provide customers with letters of credit or performance or other bonds.
●	It can be difficult and expensive to obtain the insurance we need for our business operations.
●	We have international operations that are subject to foreign economic and political uncertainties and risks. Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Risks Related to our Securities

●	We are an “emerging growth company,” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.
●	An established market for our securities may not be sustained.
●	NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject our securities to additional trading restrictions.
●	The price of our securities may change significantly, and you could lose all or part of your investment as a result.
●	Future sales, or the perception of future sales, by the Company or our stockholders in the public market could cause the market price of our securities to decline.
●	If securities analysts do not publish research or reports about our business or if they downgrade our securities or our sector, the price and trading volume of our securities could decline.
●	Our actual operating and financial results in any given period may differ from guidance we provide to the public, including our most recent public guidance.
●	We do not intend to pay dividends for the foreseeable future. As a result, you will be relying solely on the appreciation in value of our securities to achieve a return on your investment.
●	We are a “controlled company” that could take advantage of exemptions to certain corporate governance requirements under NYSE American rules in the future.
●	We may issue additional equity securities which could dilute earnings per share and stockholders’ percentage ownership.

Risks Relating to Southland’s Business and Industry

We may lose business to competitors through competitive bidding processes.

We are engaged in highly competitive businesses in which most customer contracts are awarded through bidding processes based on price and the acceptance of certain risks, along with other factors. We compete with other regional, national and international general and specialty contractors, as well as small local contractors. The strong competition in our markets requires maintaining skilled personnel and investing in technology and also puts pressure on profit margins. Some of our competitors may have greater resources than we do. An increase in competition from such competitors may result in a decrease in new awards, a decrease in profit margins, or both. We do not obtain contracts from all of our bids and our inability to win bids at acceptable profit margins could adversely affect our business.

Our Backlog is subject to unexpected adjustments and cancellations.

Our Backlog generally consists of projects for which we have an executed contract or commitment with a customer and reflects our expected revenue from the contract or commitment, which is often subject to revision over time. There is no guarantee that the revenue projected in our Backlog will be realized or profitable or will not be subject to delay or suspension. Project cancellations, scope adjustments or deferrals or foreign currency fluctuations may occur with respect to contracts reflected in our Backlog, which could reduce the dollar amount of our Backlog and the revenue and profits that we actually earn or cause the rate at which we perform on our Backlog to decrease. In addition, projects may remain in our Backlog for an extended period of time. During periods of economic slowdown, the risk of projects being suspended, delayed or canceled generally increases. Finally, poor project execution could also impact our Backlog and profits. Such developments could have a material adverse effect on our business and our profits.

The loss of one or more customers could have an adverse effect on us.

A few customers, including the federal government, certain state and local governments and governmental agencies, comprise a significant portion of our revenue. Our customers may unilaterally reduce, fail to renew, terminate their contracts with us, or revoke our ability to submit bids on new work at any time. In addition, a significant reduction in government spending or a change in budgetary priorities could reduce demand for our services, or result in cancellation or delay projects. The loss of business from a significant customer could have a material adverse effect on our financial position and results of operations.

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

Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting, and often include express or implied certifications of compliance. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated Occupational Safety and Health Administration, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

The timing of new contract delays, cancellations and termination of existing contracts may result in unpredictable fluctuations in our business.

Substantial portions of our revenue are derived from project-based work that is awarded through a competitive bid process. It is generally difficult to predict the timing and geographic distribution of the projects that we will be awarded. The selection of, timing of or failure to obtain projects, delays in award of projects, the re-bidding or termination of projects due to budget overruns, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Even if we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. For example, some of our contracts are subject to financing, permitting and other contingencies that may delay or result in termination of projects. We may have difficulty in matching workforce size and equipment location with contract needs. In some cases, we may be required to bear the cost of a ready workforce and equipment that is larger than necessary, resulting in unpredictability in our cash flow, expenses and profitability. If any expected contract award or its related work release is delayed or not received, we could incur substantial costs without guaranteed receipt of any corresponding revenue. Moreover, construction projects for which our services are contracted may require significant expenditure by us prior to receiving payments from the customer. Finally, the winding down or completion of work on significant projects could reduce our revenue and earnings if these projects have not been replaced.

Many of our contracts may be cancelled upon short notice, even if we are not in default under the contract, and we may be unsuccessful in replacing such contracts, resulting in a decrease in our revenue, net income and liquidity. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign a specific amount of work to us. Our operations could decline significantly if the anticipated volume of work is not assigned to us or is canceled. Many of our contracts, including our master service agreements, are open to competitive bidding at the expiration of their terms. There can be no assurance that we will be the successful bidder on our existing contracts that come up for re-bid.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services is dependent upon the existence of projects with construction needs. Our customers’ interest in approving new projects, budgets for capital expenditures and need for our services may be adversely affected by, among other things, poor economic conditions, including an economic recession, low or volatile oil prices, political uncertainties and currency devaluations. Customers may be selective in how they allocate and expend their capital, which could result in a reduction in the number of projects we may bid on and win. Many of the industries that we serve are vulnerable to general downturns, which in turn could materially and adversely affect the demand for our services.

Demand for our services may increase or decrease during economic recessions or volatile economic cycles, and a reduction in demand in end markets may adversely affect our business.

A substantial portion of our revenue and profit is generated from construction projects, the awarding of which we do not directly control. The engineering and construction industry has historically experienced cyclical fluctuations in financial results due to economic recessions, downturns in business cycles of our customers, material shortages, price increases by subcontractors, interest rate fluctuations and other economic factors beyond our control. When the general level of economic activity deteriorates, our customers have at times in the past and may in the future delay or cancel upgrades, expansions and/or maintenance and repairs to their systems. Many factors, including the financial condition of the industries we serve and potential disruptions to such industries caused by the implementation of artificial intelligence, could adversely affect our customers and their willingness to fund capital expenditures in the future. Economic, regulatory and market conditions affecting our specific end markets may adversely impact the demand for our services, resulting in the delay, reduction or cancellation of certain projects and these conditions may continue to adversely affect us in the future. We are also dependent on the amount of work our customers outsource. In a slower economy, our customers may decide to outsource less infrastructure services, reducing demand for our services. In addition, consolidation, competition or capital constraints in the industries we serve may result in reduced spending by our customers.

Adverse credit and financial market conditions could impair our, our customers’ and our partners’ borrowing capacity, which could negatively affect us.

Our ability to generate and access cash is important for the funding of our operations, investing in ventures, the servicing of our indebtedness and making acquisitions. To the extent that existing cash balances and operating cash flow, together with borrowing capacity under our credit facilities, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing will depend upon prevailing capital market conditions, including those arising due to events occurring in our industry, as well as conditions in our business and our operating results; and those factors may affect our efforts to negotiate terms that are acceptable to us. Furthermore, if global economic, industry, political or other market conditions adversely affect the financial institutions that provide credit to us, our ability to establish or draw upon our credit facilities may be impacted. In addition, a downgrade in our credit rating could increase the cost of our borrowings or their refinancing, limit access to sources of financing or lead to other adverse consequences. If adequate funds are not available, or are not available on acceptable terms, we may be unable to make future investments, take advantage of acquisitions or other opportunities or respond to competitive challenges. In addition, adverse credit and financial market conditions also adversely affect our customers’ and our partners’ borrowing capacity, which could result in contract cancellations or suspensions, project award and execution delays, payment delays or defaults by our customers. These disruptions could materially impact our Backlog and profits. If we extend a significant portion of credit to our customers or projects in a specific geographic region or industry, we may experience higher levels of collection risk or non-payment if those customers are impacted by factors specific to their geographic industry or region.

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

Because our projects are often technically complex, with multiple phases occurring over several years, we incur risks in our project execution activities. These risks could result in project delays, cost overruns or other problems and can include the following:

●	Incorrect assumptions related to productivity, scheduling estimates or future economic conditions, including with respect to the impacts of inflation or tariffs;
●	Unanticipated technical problems, including design or engineering issues;
●	Inaccurate representations of site conditions and unanticipated changes in the project execution plan;
●	Project modifications creating unanticipated costs or delays and failure to properly manage project modifications;
●	Inability to achieve guaranteed performance or quality standards with regard to engineering, construction or project management obligations;
●	Insufficient or inadequate project execution tools and systems needed to record, track, forecast and control cost and schedule;
●	Reliance on historical cost and/or execution data that is not representative of current or future economic and/or execution conditions;
●	Failure to accurately estimate the timing and cost of projects, including due to inflation, supply chain disruption, rising construction costs, unforeseen increases in the cost of labor, or other factors;
●	Unanticipated increases in the cost of raw materials, components or equipment, including due to inflation or the imposition of tariffs;
●	Failure to properly make judgments in accordance with applicable professional standards, including engineering standards;

●	Failure to properly assess and update appropriate risk mitigation strategies and measures;
●	Difficulties related to the performance of our customers, partners, subcontractors, suppliers or other third parties;
●	Delays or productivity issues caused by weather; and
●	Changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals.

These and other risks may result in our failure to achieve contractual cost or schedule commitments, safety performance, overall customer satisfaction or other performance criteria. As a result, we may receive lower fees or lose our ability to earn incentive fees. In other cases, our fee will not change but we will have to continue to perform work without additional fees until the performance criteria is achieved. We may also be required to pay liquidated damages if we fail to complete a project on schedule. In addition, if we, or subcontractors, suppliers or other third parties performing work or services on our behalf or supplying equipment or material on our behalf, fail to meet guaranteed performance or quality standards, we may be held responsible under the guarantee or warranty provisions of our contracts for cost impact to the customer, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform work. To the extent these events occur, the total cost to the applicable project (including any liquidated damages we become liable to pay) could be material and could, in some circumstances, equal or exceed the full value of the contract for such project. In such events, our financial condition or results of operations could be materially and negatively impacted.

If we are unable to accurately estimate contract risks, revenue or costs, economic factors such as inflation and tariffs, the timing of new awards or the pace of project execution, we may incur a loss or achieve lower than anticipated profit.

Accounting for contract-related revenue and costs requires management to make significant estimates and assumptions that may change substantially throughout the project lifecycle, which could result in a material impact to our consolidated financial statements. In addition, cost overruns, including unanticipated cost increases on fixed price contracts could result in lower profits or losses. Economic factors, including inflation and tariffs, could also subject us to higher costs, which we may not be able to fully recover in future projects that we are bidding, and could also decrease profits on our existing contracts, in particular with respect to fixed price contracts. Changes in laws, policies or regulations, including tariffs and taxes, could impact the prices for materials or equipment. Further, our results of operations have historically fluctuated, and may continue to fluctuate, quarterly and annually depending on when new awards occur and the commencement and progress of work on projects already awarded.

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

We use certain commodity products that are subject to significant price fluctuations. We are exposed to various commodity price risks, including, but not limited to, diesel fuel, natural gas, propane, steel, cement and liquid asphalt arising from transactions that are entered into in the normal course of business. We use petroleum-based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations as a result of economic factors such as inflation and tariffs. Fluctuations in commodity prices, whether resulting from fluctuations in market supply or demand, geopolitical conditions (including supply chain disruptions, sanctions on Russian exports as a result of Russia’s invasion of Ukraine, armed conflict between Israel and Iran or between the United States and Iran or Venezuela, and shipping lane disruptions following maritime attacks in the Gulf of Aden and the Red Sea), an increase in trade protection measures such as tariffs, or the disruption, modification, or cancellation of multilateral trade agreements, may impact the our prices and adversely affect our results of operations, cash flows, and reputation with our customers. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses that partially protect us from increasing prices. We may enter into supply agreements or pre-purchase commodities to secure pricing and may use financial contracts to further manage price risk. Significant price fluctuations could have a material adverse effect on financial position, results of operations, cash flows and liquidity.

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

Climate change related events, such as increased frequency and severity of storms, floods, wildfires, droughts, hurricanes, freezing conditions and other natural disasters, may have short-term, intermediate-term and long-term impacts on our business, financial condition and results of operation. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our businesses. For example, a catastrophic natural disaster could negatively impact any of our office locations and the locations of our customers or projects, has the potential to disrupt our and our customers’ businesses and may cause us to experience work stoppages, supply chain disruptions, project delays, financial losses and additional costs to resume operations, including increased insurance costs or loss of coverage, legal liability and reputational losses. Further, the risks caused by climate change span across the full spectrum of the markets we serve. The direct physical risks that climate change poses through chronic environmental changes, such as rising sea levels and temperatures, and acute events, such as hurricanes, droughts and wildfires, is common to each of these markets. Our customers could face increased costs to maintain their assets, which could result in reduced profitability and fewer resources for strategic investment. These types of physical risks could in turn lead to transitional risks (i.e., the degree to which society responds to the threat of climate change). For example, growing concerns about climate change may result in legislation, international protocols or treaties, regulations or other restrictions on greenhouse gas emissions or other climate-related risks that could affect our customers, including those who (a) are involved in the exploration, production or refining of fossil fuels, (b) emit greenhouse gases through the combustion of fossil fuels or (c) emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such legislation or restrictions could increase the costs of projects for us and our customers or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on us. We cannot predict when or whether any of these legislative proposals may become law or what effect they may have on us or our customers.

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

We often work on complex projects, frequently in geographically remote or high-risk locations that are subject to political, social or economic risks or civil unrest. In those locations where we have employees or operations, we may expend significant efforts and incur substantial security costs to maintain safety. In addition, our project sites can place our employees and others near large equipment, dangerous processes or substances or highly regulated materials and in challenging environments. Safety is a primary focus of our business and is critical to our reputation and performance. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures or if our procedures fail, our employees or others may suffer injuries or loss of life, the completion of a project could be delayed and we could be subject to investigations or litigation. Although we have a safety function to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, customer contracts or applicable regulations could subject us to losses and liability. Despite these procedures we cannot guarantee the safety of our personnel, nor can we guarantee our work, equipment or supplies will be free from damage.

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

Some of the work performed under our contracts is performed by third-party subcontractors. We also rely on third-party suppliers to provide certain equipment and materials used for projects. If we are unable to hire qualified subcontractors or find qualified suppliers, our ability to successfully or timely complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, we may suffer losses on these contracts. If a supplier or subcontractor fails to provide supplies, technology, equipment or services as required under a contract to us, our joint venture partner, our customer or any other party involved in the project, or provides supplies, technology, equipment or services that are not an acceptable quality, we may be required to source those supplies, technology, equipment or services on a delayed basis or at a higher price than anticipated, which could impact our profitability. In addition, faulty workmanship, equipment or materials could impact the project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified during an economic downturn if these suppliers or subcontractors experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding and are not able to provide the services or supplies necessary for our business. In addition, in instances where we rely on a limited number of suppliers or subcontractors, there may be no available replacement technology, equipment, materials or services that can be sourced on a timely basis or at the costs we had anticipated. A failure by a third-party subcontractor or supplier to comply with applicable laws, rules or regulations could negatively impact our business and reputation and could result in fines, penalties or suspension.

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

We are subject to laws and regulations enacted by national, regional and local governments. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in fines, revocation of operating licenses or permits, injunctive relief or similar remedies, as well as give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities, which could be costly to us or limit our ability to operate.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. While our policies mandate compliance with these anti-bribery laws, we operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. However, there is no assurance that our internal controls will always protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and damaged reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if such litigation or investigations ultimately demonstrate that we did not violate anti-bribery laws, could be costly and could distract management.

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

We rely on computer, information and communication technology and other related systems, some of which are hosted by third party providers, for various business processes and activities, including project management, accounting, financial reporting and business development. These systems may be subject to interruptions or damage by a variety of factors including, but not limited to, cyber-attacks and ransomware, natural disasters, power loss, telecommunications failures, acts of war, computer viruses, email phishing, corporate espionage, obsolescence and physical damage. Such interruptions can result in a loss of critical data, a delay in operations, damage to our reputation or an unintentional disclosure of customer confidential or personally identifiable information, any of which could have a material adverse impact on us and our operating results. Cybersecurity risks include potential attacks on both our information technology infrastructure and those of third parties (both on premises and in the cloud) attempting to gain unauthorized access to our confidential or other proprietary information, classified information or information relating to our employees, customers and other third parties. We dedicate considerable attention and resources to the safeguarding of our information technology systems. Nevertheless, due to the evolving nature, persistence, sophistication and volume of cyber-attacks, we may not be successful in defending our systems against all such attacks. Consequently, we have employed, and may need to continue to employ, significant resources to remediate the impact of, or further mitigate the risk of, such an attack. Any successful cyber-attack can result in the criminal, or otherwise illegitimate use of, confidential data, including our data or third-party data for which we have the responsibility for safekeeping. Additionally, such an attack could have a material adverse impact on our operations, reputation and financial results. In addition, various privacy and security laws and regulations requiring us to protect sensitive and confidential information from disclosure continue to evolve and pose increasingly complex compliance challenges. Compliance with evolving data privacy laws and regulations may cause us to incur additional costs, and any violation could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data, which could have a material adverse impact on our results of operations.

We continue to evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new technology systems and tools could adversely impact our operations by imposing substantial capital expenditures, demands on management time, risks of delays, complications in setup or configuration or other difficulties in transitioning to new systems. Our systems implementations also may not result in productivity improvements at the levels anticipated. Disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our business.

Our inability to recover on contract modifications against project owners or subcontractors for payment or performance could negatively affect our financial condition, results of operations and cash flows.

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

In certain circumstances, we assert affirmative claims to which we believe the Company is entitled against project owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of affirmative claims occur due to matters such as, but not limited to, delays or changes from the initial project scope, differing site conditions, or incomplete or inaccurate plans and drawings, all of which may result in additional costs. Often, these affirmative claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and on what terms they will be fully resolved. The potential gross profit impact of recoveries for affirmative claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled. When these types of events occur, we use working capital to cover cost overruns pending the resolution of the relevant affirmative claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of affirmative claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. In addition, while customers and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

We are involved in various lawsuits which, if determined unfavorable to us, could adversely affect our financial results and/or cash flows, harm our reputation and/or preclude us from bidding on future projects. We also may invest significant working capital on projects while legal proceedings are being settled.

We are involved in various lawsuits, including the legal proceedings described under Note 17 of the Notes to Consolidated Financial Statements. Litigation is inherently uncertain, and it is not possible to accurately predict what the final outcome will be of any legal proceeding. We must make certain assumptions and rely on estimates, which are inherently subject to risks and uncertainties, regarding potential outcomes of legal proceedings in order to determine an appropriate contingent liability and charge to income. Any adverse legal proceeding outcome or settlement that is materially different from our expectations and estimates could have a material adverse effect on our financial condition, results of operations and cash flows. This may include requiring us to record an expense or reduce revenue that we previously recorded based on our expectations or estimates, requiring us to pay damages or reducing cash collections that we had expected to receive. For example, in December 2025, we received an unexpected adverse ruling on a legacy claim related to the Washington State Convention Project (“WSCC Project”). The Company derecognized contract assets and retainage receivables as of December 31, 2025, on our consolidated balance sheets of $40.3 million and $6.4 million, respectively. Additionally, we recorded a long-term accrued liability within other noncurrent liabilities of $89.1 million on our consolidated balance sheets related to the principal judgement, fees and interest as of December 31, 2025. This resulted in a decrease in revenue of $46.7 million and an increase of $89.1 million in cost of construction on our consolidated statements of operations for the year ended December 31, 2025. In addition, any future adverse judgments could harm our reputation and negatively impact our ability to win future projects.

We may bring claims against project owners for additional cost exceeding the contract price or for amounts not included in the original contract price. When these types of events occur and unresolved claims are pending, we may invest significant working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims has had and could continue to have a material adverse effect on our liquidity and financial results and could result in further legal proceedings.

We may experience delays and defaults in customer payments, and we may pay our suppliers and subcontractors before receiving payment from our customers for the related services, which could result in a material adverse effect on our business.

We use subcontractors and material suppliers for portions of certain work, and our customers pay us for those related services. If we pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay us, or such customers delay paying us for the related work or materials, we could experience a material adverse effect on our business and financial performance. In addition, if customers fail to pay us for work we perform, our ability to timely pay our subcontractors could be impacted and we could experience a material adverse effect on our business and profitability.

Public health crises, such as the COVID-19 pandemic, have adversely impacted, and could in the future adversely impact, our business, financial condition and results of operations.

Pandemics, epidemics or other public health crises can adversely impact our business or the business of our customers, subcontractors and suppliers and the markets in which we do business. For example, as a result of the COVID-19 pandemic, we experienced delays in certain bidding activities and contract awards and also in legal proceedings and settlement discussions where we have claims against project owners or customers. Consequently, our ability to resolve and recover on these types of claims has been and may continue to be delayed, which may adversely affect our liquidity and financial results. While the adverse effects of COVID-19 have largely subsided, our business, financial condition and results of operation could be similarly impacted by any future public health crises. In addition, public health crises may result in adverse consequences to our business, financial condition and results of operations not seen during the COVID-19 pandemic and that are not presently known or that have not yet become apparent.

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

In preparing our consolidated financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used in determining the reported revenue, costs and expenses recognized during the periods presented and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events or is not capable of being readily calculated based on generally accepted accounting principles. Often times, these estimates and assumptions are particularly difficult to determine, and we must exercise significant judgment. Estimates and assumptions may be used in estimated contract values and estimated costs at completion, our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, accounting for revenue recognized over time and provisions for income taxes. Actual results could differ materially from the estimates and assumptions that we use.

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

Our level of exposure to these risks may vary with each project, depending on the location of the project and its stage of completion. To the extent that our international business is affected by unexpected and adverse foreign economic and political conditions and risks, we may experience project disruptions and losses. Net assets of foreign operations for the year ended December 31, 2025 are $107.1 million compared to our negative total net assets of $37.0 million. Net assets of foreign operations for the year ended December 31, 2024, are approximately 62% of our total net assets.

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

An active trading market for our securities may not be sustained. Additionally, as described further below, if our securities become delisted from NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on NYSE American or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

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

NYSE American may delist Southland’s securities from trading on its exchange, which could limit investors’ ability to make transactions in its securities and subject Southland to additional trading restrictions.

Currently, our Common Stock and Warrants are publicly traded on NYSE American. We may be unable to maintain the listing of our securities in the future. In order to continue listing our securities on NYSE American, we will be required to maintain certain financial, distribution and stock price levels.

If NYSE American delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, our securities may be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996 (the “NSMIA”), which is a federal statute that prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our Common Stock and Warrants are listed on NYSE American, they are covered securities. Although the states are preempted from regulating the sale of covered securities, the NSMIA does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if our securities were no longer listed on NYSE American, they would not be covered securities and would be subject to regulation in each state in which they are offered.

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

We are a “controlled company” that could take advantage of exemptions to certain corporate governance requirements under NYSE American rules in the future.

We are a “controlled company” within the meaning of the NYSE American listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of the NYSE American, including that (i) a majority of the board of directors consist of independent directors, (ii) we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (iii) we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Although we meet the definition of a “controlled company,” we have determined at this time not to take advantage of this designation and comply with all the corporate governance rules applicable to listed companies that are not controlled companies. We may, however, determine to take advantage of these exemptions in the future. If we did, you would not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of the NYSE American.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock, and Warrants are publicly traded on the NYSE American under the symbols “SLND” and “SLND WS”, respectively.

Holders

As of March 20, 2026, we had 54,113,036 shares of Common Stock issued and outstanding held of record by 3,513 holders. Such numbers do not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Overview

Southland is a diverse leader in specialty infrastructure construction with roots dating back to 1900. The end markets for which we provide services cover a broad spectrum of specialty services within infrastructure construction. We design and construct projects in the bridges, tunnels, communications, data centers, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

Southland is based in Grapevine, Texas. It is the parent company of Johnson Bros. Corporation, American Bridge Company, Oscar Renda Contracting, Southland Contracting, Heritage Materials and Mole Constructors. With the combined capabilities of these six primary subsidiaries, Southland has become a diversified industry leader with projects spanning North America in various end markets.

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

To the extent valuation allowances are established or increased in a period, we include an expense within the tax provision in our consolidated statements of operations. These valuation allowances may be released in future years when it is more likely than not that some portion or all of the deferred tax assets will be realized. In making such a determination, we will periodically evaluate whether or not all available evidence, such as future income and reversal of temporary differences, tax planning actions, and recent results of operations, provides sufficient positive evidence to offset any other negative evidence that may exist at such time. In the event the deferred tax valuation allowance is released, we would record an income tax benefit for a portion or all of the deferred tax valuation allowance released.

Recent Events

See section titled "Basis of Presentation” discussing the consummation of the Merger.

In December 2024, the Company agreed to issue an aggregate of 5,830,899 shares of common stock (the “Shares”), par value $0.0001 per share, in exchange for the full satisfaction and discharge of an aggregate of $20.0 million in outstanding amounts under certain promissory notes held by Frank Renda, Rudy Renda and Tim Winn (the “Transaction”) with a price per share of $3.43, calculated using the greater of (a) the volume-weighted average price per share of Common Stock, rounded to the nearest hundredth of a cent, on NYSE American for the thirty consecutive trading days immediately preceding and ending on December 27, 2024 and (b) the closing price of Common Stock on NYSE American on December 27, 2024. The $20.0 million conversion to shares of common stock was comprised of $13.2 million of secured notes and accrued interest thereupon along with $6.8 million of certain promissory notes and accrued interest thereupon. The Transaction was approved by the Company’s Audit Committee and Board of Directors.

Appointment of Chief Transformation Officer

On December 17, 2025, the Company appointed Nick Campbell as the Chief Transformation Officer (“CTO”) pursuant to an engagement letter with Meru, LLC (“Meru”) dated as of December 17, 2025. In his capacity as CTO and in accordance with such engagement letter, Mr. Campbell will provide strategic guidance on the Company’s review of financial and operational alternatives to improve the Company’s financial position and create long-term value for its stakeholders, while ensuring alignment with the strategic objectives of the Board of Directors of the Company. In providing guidance to the Company, Mr. Campbell will advise on material and non-ordinary course asset sales, executive compensation matters, and strategic or financial alternatives. In addition, in conjunction with Meru, Mr. Campbell will assist with cash management strategies.

Advancement of Surety Funds

The Company is generally required to provide surety performance and payment bonds guaranteeing the Company’s completion of projects and guaranteeing payment to subcontractors and suppliers. Berkshire Hathaway Specialty Insurance Company (“Berkshire”), Markel Insurance Company (“Markel”) and Zurich American Insurance Company (“Zurich”), surety providers of the Company (collectively, the “Surety Syndicate”), have agreed to advance funds (“Surety Funds”) under general indemnity agreements (“GIAs”) for the payment of bonded construction contract obligations and for the continued progress of such projects. As of December 31, 2025, the Surety Syndicate advanced an aggregate of $14.1 million.

Subsequent to December 31, 2025, and through the date of this filing, the Surety Syndicate and other sureties of the Company have advanced an additional $102.1 million under GIAs. The Company is actively working with the Surety Syndicate and other sureties on long-term financing under which the advanced funds will be repaid.

Assignment and Assumption Agreement

The Company and its subsidiaries are parties to the term loan and security agreement dated as of September 30, 2024 (as amended, the “Credit Agreement”). On March 16, 2026, the Company entered into an assignment and assumption

(the “Assignment and Assumption Agreement”) with Callodine Commercial Finance, LLC (the “Resigning Agent”), solely in its capacity as “Agent” under the Credit Agreement, lenders party to the Credit Agreement (individually, an “Assignor,” and collectively, the “Assignors”), the assignees parties thereto (individually, an “Assignee,” and collectively, the “Assignees”), and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent. The Assignees include the Surety Syndicate.

Pursuant to the Assignment and Assumption Agreement, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is $110.0 million, and the Assignees agreed to pay an aggregate purchase price of $110.0 million to the Resigning Agent for the ratable benefit of the Assignors. The Company also paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, $15.4 million with respect to the loans of which $14.4 million consisted of principal and $1.0 million consisted of accrued interest and fees.

Concurrently with the assignment of the Assigned Interests, the delayed draw term loan commitment under the Credit Agreement was terminated and is of no further force or effect.

Washington State Convention Center Project

On December 1, 2025, we received an adverse ruling in the case of American Bridge Company v. Clark/Lewis Joint Venture, et al. relating to the construction of the Washington State Convention Center Project (the “WSCC Ruling”). The Superior Court of the State of Washington for King County, by order dated January 15, 2026, ruled in favor of Clark/Lewis Joint Venture (“CLJV”) and entered a judgment against American Bridge and certain of its sureties, jointly and severally, in the principal amount of $57.1 million. Interest and fees were assessed by the court at a later date. The order of the court constitutes a change in facts and circumstances that significantly impacts American Bridge’s enforceable right to consideration. Since the adverse ruling makes the likelihood of recovering the claimed amount and collectability of the related consideration no longer probable, the Company derecognized contract assets as of December 31, 2025 on our consolidated balance sheet, resulting in a $40.3 million non-cash charge to revenue on our consolidated statement of operations for the year ended December 31, 2025.

While the Company intended to appeal as of December 31, 2025, certain of its sureties entered into negotiations with CLJV on behalf of the Company subsequent to December 31, 2025, in accordance with certain rights available to the sureties included in certain GIAs. Any settlement that is agreed to will be paid by certain of our sureties under the respective GIAs with the sureties. The sureties agreed to forbear on seeking repayment of any settlement related to WSCC Ruling until at least March 27, 2027. Based on these negotiations and due to the events occurring prior to December 31, 2025, that led to the adverse ruling, we recorded a long-term accrued liability of $89.1 million within other noncurrent liabilities related to the principal judgement, fees, sanctions and interest, and a reduction to retainage receivables of $6.4 million on our consolidated balance sheets as of December 31, 2025. This resulted in a decrease in revenue of $6.4 million and an increase of $89.1 million in cost of construction on our consolidated statements of operations for the year ended December 31, 2025. We expect that any potential settlement arrangement funded by certain of our sureties would include favorable repayment terms, including conditional repayment, subject to terms to be agreed in a financing agreement currently being negotiated with certain sureties of the Company. There can be no assurances that a resolution for a long-term financing arrangement will be reached.

The total impact to our consolidated statements of operations from the WSCC Ruling is $135.8 million, of which $46.7 million is recorded as a reduction of revenue and $89.1 million is recorded in cost of construction. The total impact to our consolidated balance sheets is a $40.3 million reduction in contract assets, a $6.4 million reduction in retainage receivables, and a $89.1 million increase in other noncurrent liabilities.

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

For the year ended December 31, 2025, M&P contributed $52.1 million to revenue and $42.8 million in gross loss. See the Transportation portion of the Segment Results section of this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. This compares to $100.6 million to revenue and $83.1 million to gross loss for the year ended December 31, 2024. As of December 31, 2025, approximately 3.7% of Southland’s Backlog was in M&P, with most of the active scope of this work being substantially complete and three projects extending into 2026.

Results of Operations

Comparisons of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table sets forth our consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Revenue	$772,168	$980,179
Cost of construction	927,427	1,043,219
Gross loss	(155,259)	(63,040)
Selling, general, and administrative expenses	61,623	63,274
Operating loss	(216,882)	(126,314)
Gain (loss) on investments, net	291	(225)
Other income, net	1,744	3,631
Interest expense	(37,019)	(29,512)
Losses before income taxes	(251,866)	(152,420)
Income tax expense (benefit)	56,497	(46,892)
Net loss	(308,363)	(105,528)
Net loss attributable to noncontrolling interests	(1,823)	(163)
Net loss attributable to Southland Stockholders	$(306,540)	$(105,365)

Revenue

Revenue for the year ended December 31, 2025, was $772.2 million, a decrease of $208.0 million, or 21.2%, compared to the year ended December 31, 2024. The decrease was attributable to a $227.1 million decrease in revenue in our Transportation segment primarily due to projects approaching completion offset by a $19.0 million increase in our Civil segment primarily due to projects substantially started after December 31, 2024.

Cost of construction

Cost of construction for the year ended December 31, 2025, was $927.4 million, a decrease of $115.8 million, or 11.1%, compared to the year ended December 31, 2024. The decrease was attributable to a $135.2 million decrease in our Transportation segment primarily due to projects nearing completion offset by a $19.4 million increase in our Civil segment primarily due to projects substantially started after December 31, 2024.

Gross loss

Gross loss for the year ended December 31, 2025, was $155.3 million, an increase of $92.2 million, or 146.3%, compared to the year ended December 31, 2024. The increase in gross loss was attributable to a $91.8 million increase in gross loss in our Transportation segment primarily due to an unfavorable adjustment related to the WSCC Ruling and a $0.4 million decrease in gross profit in our Civil segment primarily due to unfavorable adjustments related to claims.

Selling, general, and administrative costs

Selling, general, and administrative costs for the year ended December 31, 2025, were $61.6 million, a decrease of $1.7 million, or 2.6%, compared to the year ended December 31, 2024. The decrease was primarily driven by a $2.4 million decrease in compensation expense, offset by a $0.9 million increase in business transformation expense.

Other income, net

Other income, net for the year ended December 31, 2025 was $1.7 million, a decrease of $1.9 million, or 52.0%, compared to the year ended December 31, 2024. The decrease was primarily driven by the absence of prior year present value accretion related to the Tappan Zee Constructors investment.

Interest expense

Interest expense for the year ended December 31, 2025, was $37.0 million, an increase of $7.5 million, or 25.4%, compared to the year ended December 31, 2024. The increase was primarily driven by a $1.9 million increase in amortization of deferred financing costs, $1.0 million increase in interest expense related to the real estate transaction described in Note 2 of the consolidated financial statements and $4.6 million due to the increase of interest rates on external borrowings, compared to the same period in 2024.

Income tax expense (benefit)

Income tax expense for the year ended December 31, 2025, was $56.5 million or an effective tax rate of (22.4)%. The primary differences from the federal statutory rate of 21% were (i) an increase in valuation allowance of $95.9 million for U.S. federal and foreign, (ii) state income tax expense of $10.1 million, net of valuation allowance (iii) the benefit of foreign tax rate differences of $0.2 million due to operations in jurisdictions like Canada and the Bahamas plus $0.9 million impact of the inclusion of foreign low taxed earnings into domestic taxable income through Section 951A Global Intangible Low-Taxed Income (GILTI).

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2025, the excise tax on corporate share repurchases is not expected to impact the Company as the Company has no plans for repurchases in the coming year.

On December 14, 2023, the FASB issued ASU 2023-09 which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. This standard has been adopted for the year ended December 31, 2025.

Segment Results

	Year Ended
(Amounts in thousands)	December 31, 2025		December 31, 2024
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$342,330	44.3%	$323,288	33.0%
Transportation	429,838	55.7%	656,891	67.0%
Total revenue	$772,168	100.0%	$980,179	100.0%

	Year Ended
(Amounts in thousands)	December 31, 2025		December 31, 2024
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$16,344	4.8%	$16,725	5.2%
Transportation	(171,603)	(39.9)%	(79,765)	(12.1)%
Total gross profit (loss)	$(155,259)	(20.1)%	$(63,040)	(6.4)%

Civil

Revenue in our Civil segment for the year ended December 31, 2025, was $342.3 million, an increase of $19.0 million, or 5.9%, compared to the year ended December 31, 2024. The increase was primarily attributable to increased revenues of $41.7 million from a water pipeline project in the Southwest, $34.0 million from a water facility project in the Pacific Northwest, $14.8 million from a wastewater treatment plant project in the Southwest and $12.7 million from a wastewater treatment plant improvement project in the Southwest, all of which increased due to the projects being substantially started after December 31, 2024. These increases were offset by decreased revenues of $25.0 million from a water pipeline project in the Southwest, $23.0 million from a water project in the West, both primarily due to the projects approaching completion, and $14.6 million from a tunnel project in the Southwest due to project delays. The increases were also offset by decreased revenues of $19.8 million in unfavorable adjustments related to claims during the three months ended December 31, 2025.

Gross profit in our Civil segment for the year ended December 31, 2025, was $16.3 million, or 4.8% of segment revenue, compared to $16.7 million, or 5.2% of segment revenue, for the year ended December 31, 2024. The decrease of $0.4 million for the year ended December 31, 2025, was due to the decrease in profit contribution of $20.1 million in unfavorable adjustments related to claims during the three months ended December 31, 2025, and $12.9 million from a tunnel project in the Southwest due to project delays. These decreases were offset by an increase in profit contribution of $25.9 million from a tunnel project in Canada due to prior year net unfavorable adjustments of $29.0 million, compared to current year net unfavorable adjustments of $3.0 million primarily driven by project delays. The decreases in profit contribution were also offset by the increase in profit margin of $6.3 million from a tunnel and water pipeline project in the Southwest driven by the project being substantially started after December 31, 2024.

Transportation

Revenue in our Transportation segment for the year ended December 31, 2025, was $429.8 million, a decrease of $227.1 million, or 34.6%, compared to the year ended December 31, 2024. The decrease was primarily attributable to decreased revenues of $95.3 million from a project in Bahamas, $54.2 million from an elevated roadway and bridge project in the Southeast and $45.5 million from a bridge project in the Southeast, all of which decreased due to the projects approaching completion. The decrease was also primarily attributable to decreased revenues of $47.8 million from the WSCC Ruling due to an unfavorable adjustment related to claims. These decreases were offset by increased revenue of $31.5 million from a bridge project in the Southeast primarily due to the project being substantially started after December 31, 2024.

Gross loss in our Transportation segment for the year ended December 31, 2025, was $171.6 million, or (39.9)% of segment revenue, compared to $79.8 million gross loss, or (12.1)% of segment revenue, for the year ended December 31, 2024. The increase of $91.8 million in gross loss was primarily due to the decrease in profit contribution of $132.2 million from the WSCC Ruling driven by an unfavorable adjustment related to claims. The decrease in profit contribution was offset by an increase in profit contribution of $35.3 million from an M&P project due to prior year net unfavorable adjustments of $40.3 million, compared to current year net unfavorable adjustments of $5.0 million primarily driven by project delays.

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

For discussion of the results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Comparisons of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Year ended
(Amounts in thousands)	December 31, 2025	December 31, 2024
Net loss attributable to Southland Stockholders	$(306,540)	$(105,365)
Depreciation and amortization	23,213	23,298
Income tax expense (benefit)	56,497	(46,892)
Interest expense	37,019	29,512
Interest income	(1,610)	(991)
EBITDA	$(191,421)	$(100,438)

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

For discussion of EBITDA and Adjusted EBITDA for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — EBITDA and Adjusted EBITDA” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

(Amounts in thousands)	Backlog
Balance: December 31, 2023	$2,834,966
New contracts, change orders, and adjustments	718,125
Less: contract revenue recognized in 2024	(980,179)
Balance: December 31, 2024	$2,572,912
New contracts, change orders, and adjustments	230,336
Less: contract revenue recognized in 2025	(772,168)
Balance December 31, 2025	$2,031,080

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

Below is our Backlog by segment.

Civil

(Amounts in thousands)
Balance December 31, 2023	$634,458
New contracts, change orders, and adjustments	643,433
Less: contract revenue recognized in 2024	(316,684)
Balance December 31, 2024	$961,207
New contracts, change orders, and adjustments	177,033
Less: contract revenue recognized in 2025	(339,422)
Balance December 31, 2025	$798,818

Transportation

(Amounts in thousands)
Balance December 31, 2023	$2,200,508
New contracts, change orders, and adjustments	74,692
Less: contract revenue recognized in 2024	(663,495)
Balance December 31, 2024	$1,611,705
New contracts, change orders, and adjustments	53,303
Less: contract revenue recognized in 2025	(432,746)
Balance December 31, 2025	$1,232,262

Liquidity, Capital Commitments and Resources

As of December 31, 2025, the Company had cash and cash equivalents of $52.7 million and positive working capital of approximately $79.0 million. Our principal sources of liquidity are cash on hand, cash generated from operations, and cash flows anticipated from our existing backlog. Based on contractual billings and expected costs associated with this backlog, the Company anticipates generating positive operating cash flows over the next twelve months. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

In connection with the closing of the Business Combination, holders of 25,296,280 shares of Common Stock, or 91.7% of the shares with redemption rights, exercised their right to redeem their shares at a redemption price of $10.30 per share. As a result, a substantial portion of the cash proceeds from our initial public offering we received in connection with the Business Combination were not available to us after giving effect to the Business Combination. Prior to the closing of the Business Combination, we planned to use the cash acquired in the Business Combination (i) to fund organic growth with increased working capital, (ii) to fund future potential acquisitions, and (iii) for general corporate needs including paying down debt. In light of the high level of redemptions, we may seek cash from (x) increasing institutional borrowings, (y) selling unused or underutilized construction assets, or (z) settling our outstanding disputes and claims. However, we do not believe that the limited cash proceeds received in connection with the Business Combination have had a materially adverse impact on our operations or financial position.

We will receive the proceeds from any exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock. On March 20, 2026, the closing price of our Common Stock was $0.92 per share. To the extent the market price of our Common Stock remains below the Warrant exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

During the fourth quarter of 2025, the Company experienced certain liquidity-related challenges resulting primarily from an adverse court ruling related to the WSCC Project, which limited the Company’s enforceable right to recover amounts previously expected to be realized from claims associated with the project. This ruling negatively impacted the Company’s liquidity based financial covenant, as well as a reduction in availability under the Delayed Draw in the Credit Agreement. These conditions required management to take actions to preserve liquidity and address near-term capital requirements.

Subsequent to December 31, 2025, but prior to the issuance of these financial statements, a series of transactions occurred that we believe significantly improved the Company’s liquidity profile. On March 17, 2026, certain sureties assumed the lender positions under the Company’s Credit Agreement and waived all potential defaults and covenant violations. In addition, the sureties waived all principal and interest payments under the Credit Agreement until maturity, which is expected to result in cash savings of approximately $30.2 million over the next twelve months.

Additionally, under existing GIAs, the sureties advanced funds to support bonded project obligations and ongoing project performance. During the year ended December 31, 2025, approximately $14.1 million was advanced, and subsequent to December 31, 2025, an additional $102.1 million was advanced. Repayment of these amounts is not required prior to at least March 27, 2027.

Based on the Company’s current cash position, expected operating cash flows, existing backlog, and the actions taken by management to address recent liquidity challenges, management believes that the Company has sufficient liquidity to meet its operational and financial obligations as they come due for at least the next twelve months.

Cash Flows

Comparisons of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table sets forth summary change in cash, cash equivalent and restricted cash for the years ended December 31, 2025 and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Net cash provided by operating activities	$16,581	$1,927
Net cash provided by investing activities	3,392	3,228
Net cash provided by (used in) financing activities	(40,151)	18,781
Effect of exchange rate changes	85	(195)
Net change in cash, cash equivalents, and restricted cash	$(20,093)	$23,741

Net cash provided by operating activities was $16.6 million during the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. During the year ended December 31, 2025, the primary drivers in the $16.6 million in cash provided by operating activities were a decrease of $116.8 million in contract assets, the increase of $89.1 million increase in other noncurrent liabilities, deferred taxes of $57.3 million, an increase of $23.6 million in accounts payable, retainage payable and accrued liabilities, $23.2 million in depreciation and amortization and a decrease of $23.0 million in accounts receivable, offset by $308.4 million in net loss.

Net cash provided by investing activities was $3.4 million during the year ended December 31, 2025, compared to $3.2 million for the year ended December 31, 2024. During the year ended December 31, 2025, the primary drivers in the $3.4 million in cash provided by investing activities were $6.5 million in proceeds from sale of property and equipment and $0.9 million in distributions received from investees, offset by $3.8 million in purchases of property and equipment.

Net cash used in financing activities was $40.2 million during the year ended December 31, 2025, compared to net cash provided by of $18.8 million for the year ended December 31, 2024. During the year ended December 31, 2025, the primary drivers in the $40.2 million in cash used in financing activities were $50.7 million in payments on notes payable offset by $14.1 million in proceeds from advancement of surety funds.

Comparisons of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

For discussion of cash flows for the year ended December 31, 2024, compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cash Flows” of our Annual Report on Form 10-K for the year ended December 31, 2024.

As of December 31, 2025, we had long-term debt of $257.7 million, of which $53.7 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of $113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of December 31, 2025, we had outstanding secured notes expiring between March 2027 and March 2033.

Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into the Credit Agreement with Callodine Commercial Finance, LLC as administrative agent and lender.

The Credit Agreement provides for a four-year secured $140.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”). The Credit Facility has a maturity date of September 30, 2028. A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the revolving credit facility, and the revolving credit facility was terminated.

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

Subsequent to December 31, 2025, on March 17, 2026, the Company entered into the Assignment and Assumption Agreement with the Resigning Agent, solely in its capacity as “Agent” under the Credit Agreement, the Assignors, the Assignees, and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent.

Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s Assigned Interest. The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors.

Concurrently with the assignment of the Assigned Interests, the delayed draw term loan commitment under the Credit Agreement was terminated and is of no further force or effect.

Additionally, pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of December 31, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2025, include:

●	Debt obligations of $262.7 million (of which $53.7 million are due in 2026). See Note 10 of the Notes to the Consolidated Financial Statements for further detail about our debt and the timing of expected future principal payments.
●	Finance lease obligations of $15.5 million (of which $3.2 million are due in 2026) and operating lease obligations of $11.3 million (of which $5.1 million are due in 2026). See Note 11 of the Notes to the Consolidated Financial Statements for further detail about our lease obligations and the timing of expected future payments.
●	Amounts payable on promissory notes of $33.9 million (none of which are due in 2026). See Note 16 of the Notes to the Consolidated Financial Statements for further detail about the timing of expected future payments.

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

Management’s assessment of the effectiveness of our internal controls is based principally on our financial reporting as of December 31, 2025. In making our assessment of internal control over financial reporting, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of Southland’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as of December 31, 2025. Based on this evaluation, management believes that, as of December 31, 2025, Southland’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 is incorporated by reference from the Company’s 2026 Proxy Statement under “Executive Officers” and “Information about the Board of Directors and Corporate Governance” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company’s 2026 Proxy Statement under “Executive Compensation” and “Director Compensation” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference from the Company’s 2026 Proxy Statement under “Stock Ownership of Beneficial Owners and Certain Management” and “Equity Compensation Plan Information” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the Company’s 2026 Proxy Statement under “Certain Relationships and Related Party Transactions” and “Information About the Board of Directors and Corporate Governance” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2025.

Item 14. Principal Accountant’s Fees and Services

The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement under “Principal Accountant’s Fee and Services” to be filed with the SEC no later than 120 days after the fiscal year ended December 31, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements. The consolidated financial statements and information required by “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K appear on pages F-1 through F-44 of this report. The Index to Consolidated Financial Statements appears on page F-1.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits.

Exhibit No.	Description
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

10.20

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Frankie S. Renda (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.21

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Rudolph V. Renda (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.22

Securities Purchase Agreement, dated as of December 27, 2024, by and between the Company and Walter Timothy Winn (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024).

10.23	Promissory Note, dated March 15, 2024, to Rudolph V. Renda (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025).
10.24	Promissory Note, dated March 15, 2024, to Frank S. Renda (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025).
10.25	Promissory Note, dated March 15, 2024, to Walter T. Winn (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025).
10.26

First Amendment to Credit Agreement, by and between Southland Holdings, LLC and Callodine Commercial Finance, LLC, dated March 3, 2025 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025).

10.27

Assignment and Assumption, dated as of March 17, 2026, by and among the Company, Callodine Commercial Finance, LLC, as the Resigning Agent, the Assignors, the Assignees, and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026).

10.28*	Engagement Letter dated December 27, 2025, by and between the Company and Meru, LLC.
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2025).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Grant Thornton LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a 14 and 15d 14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

97.1	Southland Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2024).
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Deficit; (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2026.

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Frank Renda
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2026, by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Frank Renda	President, Chief Executive Officer
Frank Renda	and Director
(Principal Executive Officer)

/s/ Keith Bassano	Executive Vice President, Chief Financial Officer
Keith Bassano	(Principal Financial and Accounting Officer)

/s/ Walter “Tim” Winn	Executive Vice President and Co-Chief Operating
Walter “Tim” Winn	Officer, Director

/s/ Rudy Renda	Executive Vice President and Co-Chief Operating
Rudy Renda	Officer, Director

/s/ Greg Monahan	Director
Gregory Monahan

/s/ Izilda “Izzy” Martins	Director
Izilda “Izzy” Martins

/s/ Nathaniel Willis “Tan” Parker IV	Director
Nathaniel Willis “Tan” Parker IV

/s/ Mario Ramirez	Director
Mario Ramirez

SOUTHLAND HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Southland Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Southland Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit procedures related to the unresolved contract modifications and estimates to complete associated with long-term contracts included the following, among others:

●	For a selection of long-term contracts, we evaluated the reasonableness of significant assumptions used to develop the estimates to complete by conducting interviews with project personnel and performing a retrospective analysis using historical actual costs and trends.
●	We tested the completeness and accuracy of the costs incurred to date and the total estimated costs for a sample of long-term contracts.
●	For a selection of long-term contracts, we tested the estimated variable consideration related to recorded unresolved contract modifications by evaluating the likelihood of a significant reversal of revenue at a later date and tracing the amounts to supporting documentation.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas

March 26, 2026

SOUTHLAND HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except shares and per share data)	As of
ASSETS	December 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$52,713	$72,185
Restricted cash	14,755	15,376
Accounts receivable, net	167,786	179,320
Retainage receivables	101,779	112,264
Contract assets	366,607	483,181
Other current assets	30,326	19,326
Total current assets	733,966	881,652

Property and equipment, net	107,305	116,328
Right-of-use assets	10,524	14,897
Investments - unconsolidated entities	129,696	126,705
Investments - limited liability companies	2,323	2,590
Investments - private equity	2,588	2,699
Deferred tax asset	3	54,531
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	167	1,539
Total noncurrent assets	255,314	321,997
Total assets	989,280	1,203,649

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$224,915	$191,670
Retainage payable	36,977	33,622
Accrued liabilities	80,011	91,515
Current portion of long-term debt	53,731	44,525
Short-term lease liabilities	6,808	10,104
Contract liabilities	252,543	249,706
Total current liabilities	654,985	621,142

Long-term debt	203,971	255,625
Long-term lease liabilities	16,403	10,791
Deferred tax liabilities	3,032	292
Financing obligations, net	41,440	41,468
Long-term accrued liabilities	58,075	58,075
Other noncurrent liabilities	143,880	40,847
Total long-term liabilities	466,801	407,098
Total liabilities	1,121,786	1,028,240

Commitments and contingencies (see Note 17)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,113,036 and 53,936,411 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in-capital	293,237	292,173
Accumulated deficit	(431,158)	(124,618)
Accumulated other comprehensive loss	(3,018)	(3,902)
Total stockholders' equity (deficit)	(140,934)	163,658
Noncontrolling interest	8,428	11,751
Total equity (deficit)	(132,506)	175,409
Total liabilities and equity	$989,280	$1,203,649

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Operations

	Year Ended
(Amounts in thousands except shares and per share data)	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$772,168	$980,179	$1,160,417
Cost of construction	927,427	1,043,219	1,124,603
Gross profit (loss)	(155,259)	(63,040)	35,814
Selling, general, and administrative expenses	61,623	63,274	67,195
Operating loss	(216,882)	(126,314)	(31,381)
Gain (loss) on investments, net	291	(225)	30
Other income, net	1,744	3,631	23,580
Interest expense	(37,019)	(29,512)	(19,471)
Losses before income taxes	(251,866)	(152,420)	(27,242)
Income tax expense (benefit)	56,497	(46,892)	(8,527)
Net loss	(308,363)	(105,528)	(18,715)
Net income (loss) attributable to noncontrolling interests	(1,823)	(163)	538
Net loss attributable to Southland Stockholders	$(306,540)	$(105,365)	$(19,253)

Net loss per share attributable to common stockholders
Basic	$(5.67)	$(2.19)	$(0.41)
Diluted	$(5.67)	$(2.19)	$(0.41)
Weighted average shares outstanding
Basic	54,049,705	48,073,973	47,088,813
Diluted	54,049,705	48,073,973	47,088,813

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net loss	$(308,363)	$(105,528)	$(18,715)
Foreign currency translation adjustment, net of tax	1,192	(3,032)	1,206
Comprehensive loss, net of tax	(307,171)	(108,560)	(17,509)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,515)	(753)	628
Comprehensive loss attributable to Southland Stockholders	$(305,656)	$(107,807)	$(18,137)

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Equity (Deficit)

					Accumulated
	Shares				other
	Preferred	Common	Preferred	Common	comprehensive	Additional	Accumulated	Noncontrolling	Total equity
(Amounts in thousands, except shares)	stock	stock	stock	stock	income	Paid-In Capital	Deficit	interest	(deficit)
Balance as of December 31, 2022	24,400,000	44,407,831	$24,400	$4	$(2,576)	$284,569	$—	$10,446	$316,843
Preferred stock repurchase and dividends	(24,400,000)	—	(24,400)	—	—	(50,129)	—	(22)	(74,551)
Issuance of post-merger earnout shares	—	3,448,283	—	1	—	34,999	—	—	35,000
Issuance of shares - RSUs	—	35,870	—	—	—	—	—	—	—
Distributions to members	—	—	—	—	—	—	—	(110)	(110)
Share-based compensation	—	—	—	—	—	891	—	—	891
Net income (loss)	—	—	—	—	—	—	(19,253)	538	(18,715)
Other comprehensive income	—	—	—	—	1,116	—	—	90	1,206
Balance as of December 31, 2023	—	47,891,984	—	5	(1,460)	270,330	(19,253)	10,942	260,564
Issuance of shares - RSUs, net of tax	—	213,528	—	—	—	(206)	—	—	(206)
Issuance of common stock	—	5,830,899	—	—	—	20,000	—	—	20,000
Distributions to members	—	—	—	—	—	—	—	(276)	(276)
Share-based compensation	—	—	—	—	—	2,049	—	—	2,049
Capital contributions from non-controlling interest	—	—	—	—	—	—	—	1,838	1,838
Net loss	—	—	—	—	—	—	(105,365)	(163)	(105,528)
Other comprehensive income	—	—	—	—	(2,442)	—	—	(590)	(3,032)
Balance as of December 31, 2024	—	53,936,411	—	5	(3,902)	292,173	(124,618)	11,751	175,409
Issuance of shares - RSUs, net of tax	—	176,625	—	—	—	(120)	—	—	(120)
Distributions to members	—	—	—	—	—	—	—	(1,808)	(1,808)
Share-based compensation	—	—	—	—	—	1,184	—	—	1,184
Net loss	—	—	—	—	—	—	(306,540)	(1,823)	(308,363)
Other comprehensive income	—	—	—	—	884	—	—	308	1,192
Balance as of December 31, 2025	—	54,113,036	$—	$5	$(3,018)	$293,237	$(431,158)	$8,428	$(132,506)

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year Ended
(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net loss	$(308,363)	$(105,528)	$(18,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,213	23,298	30,529
Amortization of deferred financing costs	1,858	—	—
Loss on extinguishment of debt	—	246	631
Deferred taxes	57,258	(44,751)	(12,341)
Change in fair value of earnout liability	—	—	(20,689)
Share-based compensation	1,184	2,049	891
Gain on sale of assets	(2,273)	(3,439)	(1,328)
Foreign currency remeasurement gain	(49)	(12)	(109)
Loss (earnings) from equity method investments	1,291	415	(7,740)
TZC investment present value accretion	—	(3,367)	(2,449)
Loss (gain) on trading securities, net	(292)	224	(26)
Changes in assets and liabilities:
Accounts receivable	23,070	9,924	(48,971)
Contract assets	116,841	70,713	(42,921)
Other current assets	(11,001)	757	4,136
Right-of-use assets	4,374	(2,410)	4,402
Accounts payable, retainage payable and accrued liabilities	23,617	(3,652)	46,608
Contract liabilities	2,828	56,426	61,775
Operating lease liabilities	(4,369)	2,538	(4,314)
Other noncurrent liabilities	89,069	—	—
Other	(1,675)	(1,504)	367
Net cash provided by (used in) operating activities	16,581	1,927	(10,264)

Cash flows from investing activities:
Purchase of property and equipment	(3,846)	(7,416)	(10,846)
Proceeds from sale of property and equipment	6,549	6,513	8,813
Purchase of trading securities	—	(89)	—
Proceeds from the sale of trading securities	403	401	61
Distributions received from equity method investees	—	—	7,000
Distributions received from investees	934	4,069	—
Capital contribution to unconsolidated investments	(915)	(250)	—
Capital contribution to equity method investees	—	—	(540)
Return of investment in limited liability company	267	—	—
Net cash provided by investing activities	3,392	3,228	4,488

Cash flows from financing activities:
Borrowings on revolving credit facility	—	5,000	8,000
Payments on revolving credit facility	—	(95,000)	(13,000)
Borrowings on notes payable	—	168,127	115,265
Payments on notes payable	(50,708)	(89,781)	(123,720)
Proceeds from financing obligations	—	42,500	—
Payments of deferred financing costs	(297)	(7,982)	(565)
Pre-payment premium	—	(246)	(471)
Advances from (to) related parties	(3)	12	(242)
Payments on finance lease and financing obligations	(1,350)	(5,481)	(4,835)
Capital contributions from noncontrolling members	—	1,838	—
Distribution to members	(1,808)	—	(110)
Payment of taxes related to net share settlement of RSUs	(120)	(206)	—
Proceeds from advancement of surety funds	14,135	—	17,088
Net cash provided by (used in) financing activities	(40,151)	18,781	(2,590)

Effect of exchange rate on cash	85	(195)	195

Net increase (decrease) in cash and cash equivalents and restricted cash	(20,093)	23,741	(8,171)
Beginning of period	87,561	63,820	71,991
End of period	$67,468	$87,561	$63,820

Supplemental cash flow information
Cash paid for income taxes	$1,163	$1,561	$7,587
Cash paid for interest	$35,281	$28,047	$18,277

Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$12,088	$18,718	$13,875
Assets obtained in exchange for notes payable	$6,723	$27,365	$10,884
Related party payable exchanged for note payable	$—	$3,797	$—
Conversion of promissory notes payable to equity	$—	$20,000	$—
Dissolution of joint venture	$—	$276	$—
Issuance of post-merger earn out shares	$—	$—	$35,000
Dividend financed with notes payable	$—	$—	$50,000

See accompanying notes to the consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Notes to the Consolidated Financial Statements

Note 1. Description of Business

Southland Holdings, Inc. and its subsidiaries (“Southland”, the “Company”, “we”, “us”, or “our”) is a diverse leader in specialty infrastructure construction with roots dating back to 1900. We design and construct projects in the bridges, tunnels, communications, data centers, transportation and facilities, marine, steel structures, water and wastewater treatment, and water pipelines end markets.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the date these financial statements are issued.

As of December 31, 2025, the Company had cash and cash equivalents of $52.7 million and positive working capital of $79.0 million.

Notwithstanding the foregoing, during the fourth quarter of the year ended December 31, 2025, the Company experienced certain liquidity-related challenges resulting primarily from an adverse court ruling related to the WSCC Project (defined below) that resulted in the Company being assessed a judgment of approximately $89.1 million, inclusive of principal, fees, and interest. The ruling limited the Company’s enforceable right to recover amounts previously expected to be realized from claims associated with the project.

As a result of this adverse ruling, a potential event of default occurred under the Company’s Credit Agreement (defined in Note 10), including a potential violation of liquidity-based financial covenants. In addition, the borrowing base under the Credit Agreement was reduced, causing the availability under the Delayed Draw (defined in Note 10) to be reduced to zero. Absent mitigating actions, these matters could have resulted in the acceleration of debt and significantly constrained the Company’s liquidity.

Subsequent to December 31, 2025, but prior to the issuance of these financial statements, a series of transactions occurred that significantly improved the Company’s liquidity profile. On March 17, 2026, certain sureties assumed the lender positions under the Company’s Credit Agreement and waived all potential defaults and covenant violations. In addition, the sureties waived all principal and interest payments under the Credit Agreement until maturity, which is expected to result in cash savings of approximately $30.2 million over the next twelve months.

Additionally, under existing GIAs (defined below), the sureties advanced funds to support bonded project obligations and ongoing project performance. During the year ended December 31, 2025, approximately $14.1 million was advanced, and subsequent to December 31, 2025, an additional $102.1 million was advanced. Repayment of these amounts is not required prior to March 27, 2027.

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

Foreign Operations and Foreign Exchange Risk

Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, asset seizure, domestic and foreign import or export changes, and restrictions on currency exchange. Net assets of foreign operations for the year ended December 31, 2025 are $106.9 million compared to our negative total net assets of $37.0 million. Net assets of foreign operations for the year ended December 31, 2024, are approximately 62% of our total net assets.

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

Concentration Risk

As of December 31, 2025, we had one customer that comprised 10% of our contract receivables. As of December 31, 2024, there were no customers who individually comprised 10% of our contract receivables.

The percentage of our labor force subject to collective bargaining agreements was 17%, 14%, and 20% as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The collective bargaining agreements are due to expire by 2026. We consider our relationships with our employees and the applicable labor unions to be satisfactory.

During the year ended December 31, 2025, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 15.2% and 12.0%.

During the year ended December 31, 2024, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 13.9% and 10.1%.

During the year ended December 31, 2023, revenue earned from two customers individually exceeded 10% of annual revenue. Revenue from each customer was 17.3% and 13.7%.

During the year ended December 31, 2025, revenue earned from operations in Florida, Texas and New York was approximately 20.1%, 18.6% and 15.0%, respectively. Remaining revenue earned was from operations in 27 other states, territories, or provinces. Foreign revenue earned was 14.5% of total revenue.

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

(Amounts in thousands)	December 31, 2025	December 31, 2024
Costs to bond and insure	$15,953	$22,128
Mobilization costs	7,049	9,043
Costs to fulfill contracts, net	$23,002	$31,171

During the years ended December 31, 2025 and December 31, 2024, we amortized $12.3 million and $12.5 million, respectively, of mobilization and costs to insure contracts to cost of construction in the consolidated statements of operations.

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

Fair values for assets in Level 3 are estimated based on estimated fair values of the funds’ underlying assets as provided by third-party pricing information without adjustment, which are believed to be illiquid. There were no significant transfers in or out of Levels 1, 2, or 3 during 2025 or 2024.

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

(Amounts in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents at beginning of year	$72,185	$49,176
Restricted cash at beginning of year	15,376	14,644
Cash, cash equivalents, and restricted cash at beginning of year	$87,561	$63,820

Cash and cash equivalents at end of year	$52,713	$72,185
Restricted cash at end of year	14,755	15,376
Cash, cash equivalents, and restricted cash at end of year	$67,468	$87,561

Accounts Receivable, Net

We provide an allowance for credit losses, which is based upon a review of outstanding receivables, historical collection information, existing economic conditions and future expectations. Normal contracts receivable are due 30 days after the issuance of the invoice. Retainage receivables are typically due 30 days after completion of the project and acceptance by the contract owner. Warranty retainage receivables, where applicable, are typically due within two years after completion of the project and acceptance by the contract owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer. On January 1, 2024, we had accounts receivable, net and retainage receivables of $194,869 and $109,562, respectively, with changes during 2024 and 2025 primarily due to the timing of billings and collections under our customer contracts.

We expect to collect $93.5 million of our outstanding retainage receivables, net, within the next twelve months.

In certain cases we can apply in writing at the time of substantial performance of the contract to substitute the amount retained as warranty receivable with a substitute bond of equal or greater value. It is at the discretion of the owners to accept a substitute bond.

As of December 31, 2025, and December 31, 2024, we had an allowance for credit losses of $3.0 million and $2.0 million, respectively.

Inventory

Inventory consists mainly of materials utilized for Heritage Materials’ materials producing plants, is stated at the lower of cost (first in, first out) or net realizable value and is reported in other current assets. As of December 31, 2025, and December 31, 2024, we had inventory of $2.6 million and $4.5 million, respectively.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2025, we did not identify any triggering events that would require a quantitative assessment.

Intangible assets with a definite useful life are amortized over their useful lives. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recorded amortization expense of $0.0 million, $0.5 million, and $0.5 million, respectively.

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

As of December 31, 2025, and December 31, 2024, we had $6.9 million and $10.2 million, respectively, in self-insurance reserves.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2025, and December 31, 2024, we had accrued $0.1 million and $0.1 million, respectively.

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

In August 2023, the FASB issued ASU 2023-05, “Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement” (“ASU 2023-05”), which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted ASU 2023-05 in the first quarter of 2025, and the adoption did not have a material impact on our consolidated financial statements.

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

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” ("ASU 2023-09"), which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have applied this guidance to our consolidated financial statements for the year ended December 31, 2025. See Note 13 for more information.

Recently Issued Accounting Standards

In October 2023, the FASB issued ASU 2023-06, “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which amends GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Registration S-K. The Company has evaluated the new standard and determined that it will have no material impact on its consolidated financial statements or disclosures since the Company is already subject to the relevant SEC disclosure requirements.

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

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets" ("ASU 2025-05"). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on its consolidated financial statements and disclosures.

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

Note Conversion

In December 2024, the Company agreed to issue an aggregate of 5,830,899 shares of common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), in exchange for the full satisfaction and discharge of an aggregate of $20.0 million in outstanding amounts under certain promissory notes held by Frank Renda, Rudy Renda and Tim Winn (the “Transaction”) with a price per share of $3.43, calculated using the greater of (a) the volume-weighted average price per share of Common Stock, rounded to the nearest hundredth of a cent, on NYSE American for the thirty consecutive trading days immediately preceding and ending on December 27, 2024 and (b) the closing price of Common Stock on NYSE American on December 27, 2024. The Transaction was approved by the Company’s Audit Committee and Board of Directors.

Washington State Convention Center Project (“WSCC Project”)

On December 1, 2025, we received an adverse ruling in the case of American Bridge Company v. Clark/Lewis Joint Venture, et al the court issued its findings of fact and conclusions of law, ruling unfavorably to the Company. In this litigation, the Superior Court of the State of Washington for King County, by order dated January 15, 2026, ruled in favor of Clark/Lewis Joint Venture (“CLJV”) and entered a judgment against American Bridge and certain of its sureties, jointly and severally, in the principal amount of $57.1 million. Interest and fees were assessed by the court at a later date. The order of the court constitutes a change in facts and circumstances that significantly impacts American Bridge’s enforceable right to consideration. Since the ruling indicates the Company no longer has a legal basis to recover the claimed amount and collectability of the related consideration is no longer probable, the Company derecognized contract assets as of December 31, 2025 on our consolidated balance sheet, resulting in a $40.3 million non-cash charge to revenue on our consolidated statement of operations for the year ended December 31, 2025.

While the Company intended to appeal as of December 31, 2025, certain of its sureties entered into negotiations with CLJV on behalf of the Company subsequent to December 31, 2025, through the rights the sureties have included in certain GIAs. Any settlement that is agreed to will be paid by certain of our sureties under the aforementioned GIAs. The sureties agreed to forbear on seeking repayment of any settlement related to WSCC until at least March 27, 2027. Based on these negotiations and due to the events occurring prior to December 31, 2025, that led to the adverse ruling, we recorded a long-term accrued liability of $89.1 million related to the principal judgement, fees, sanctions and interest within other noncurrent liabilities and a reduction to retainage receivables of $6.4 million on our consolidated balance sheets as of December 31, 2025. This resulted in a decrease in revenue of $6.4 million and an increase of $89.1 million in cost of construction on our consolidated statements of operations for the year ended December 31, 2025. Any potential settlement arrangement funded by certain of our sureties would include favorable repayment terms, including conditional repayment, subject to terms to be agreed in the financing agreement being negotiated with certain sureties of the Company. There can be no assurances that a resolution for a long-term financing arrangement will be reached.

The total impact to our consolidated statements of operations for the WSCC adverse ruling is $135.8 million, of which $46.7 million is recorded as a reduction of revenue and $89.1 million is recorded in cost of construction. The total impact to our consolidated balance sheets is a $40.3 million reduction in contract assets, a $6.4 million reduction in retainage receivables, and a $89.1 million increase in other noncurrent liabilities.

Advancement of Surety Funds

The Company is generally required to provide surety performance and payment bonds guaranteeing the Company’s completion of projects and guaranteeing payment to subcontractors and suppliers. Berkshire Hathaway Specialty Insurance Company (“Berkshire”), Markel Insurance Company (“Markel”) and Zurich American Insurance Company (“Zurich”), surety providers of the Company (collectively, the “Surety Syndicate”), have agreed to advance funds (“Surety Funds”) under the general indemnity agreements (“GIAs”) for the payment of bonded construction contract obligations and for the continued progress of such projects. As of December 31, 2025, the Surety Syndicate advanced an aggregate of $14.1 million, which is included in other noncurrent liabilities on our consolidated balance sheets.

Subsequent to December 31, 2025, and through the date of this filing, the Surety Syndicate and other sureties of the Company have advanced an additional $102.1 million under GIAs. The Company is actively working with the Surety Syndicate and other sureties on long-term financing under which the advanced funds will be repaid.

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

Summarized and unaudited financial information of the joint ventures as of and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, is as follows:

	As of and for the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Assets	$593,236	$594,175	$613,217
Liabilities	70,812	80,683	104,207
Revenues	93,658	88,856	35,183
Income	7,439	20,177	18,773

The Company has recognized the following as of and for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

	As of and for the year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$41,933	$40,778	$25,955
Income	2,391	6,968	8,973
Equity	133,290	126,688	121,649

American Bridge entered into the Tappan Zee Constructors (“TZC”) joint venture with Fluor Enterprises, Inc., Granite Construction Northeast, Inc., and Traylor Bros., Inc., for the purpose of constructing the new Tappan Zee Bridge in New York. For TZC, the investment balance is substantially comprised of the forecasted recovery of a claim which has been adjusted to a present value of $108.6 million and $108.1 million for 2025 and 2024, respectively. In 2020, American Bridge entered into an arrangement with an external party to share in the future proceeds of this claim which were fully recognized in 2024. American Bridge had recorded a liability to the external party in the amount of $58.1 million as of December 31, 2025 and 2024, respectively, which is included in long-term accrued liabilities on the consolidated balance sheets.

Note 4. Fair Value of Investments

Fair value of investments measured on a recurring basis as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private Equity	2,588	—	—	2,588
Total noncurrent	2,588	—	—	2,588
Overall Total	$2,588	$—	$—	$2,588

	December 31, 2024
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private Equity	2,699	—	—	2,699
Total noncurrent	2,699	—	—	2,699
Overall Total	$2,699	$—	$—	$2,699

Assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025, and December 31, 2024:

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2025	$2,699	$2,699
Total losses (realized / unrealized):
In Earnings:	439	439
Purchases, issuances, and sales:
Purchases	—	—
Sales	(550)	(550)
Balance - December 31, 2025	$2,588	$2,588

(Amounts in thousands)	Private Equity	Total
Balance - January 1, 2024	$3,235	$3,235
Total gains (realized / unrealized):
In Losses:	(372)	(372)
Purchases, issuances, and sales:
Purchases	92	92
Sales	(256)	(256)
Balance - December 31, 2024	$2,699	$2,699

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

We did not have any activity in marketable securities as of December 31, 2025 and December 31, 2024.

We did not have any current marketable securities as of December 31, 2025 and December 31, 2024.

Cost and fair value of noncurrent marketable securities as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$(77)	$2,665	$2,588
Total	$(77)	$2,665	$2,588

	December 31, 2024
(Amounts in thousands)	Amortized Costs	Net gains	Fair value
Private equity	$325	$2,374	$2,699
Total	$325	$2,374	$2,699

The noncurrent investments are in certain illiquid private equity funds. These equity funds are presented within the investments line on our consolidated balance sheets. The private equity funds invest in selected equity investments. Opportunities for redemption are limited and depend on locating another investor to purchase the interest that we desire to sell. As of December 31, 2025, and December 31, 2024, we had unfunded commitments to invest $1.3 million. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we did not recognize a net gain or loss from the sale of trading securities.

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $328.6 million and $222.9 million for the years ended December 31, 2025 and 2024, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of December 31, 2025 and December 31, 2024, we had $7.6 million and $15.7 million, respectively, in accrued loss provisions.

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

Total assets by segment are not presented as our CODM, as defined by ASC 280, does not review or allocate resources based on segment assets. We do not have material intersegment revenue or gross profit. Joint ventures are classified into the segment with which the projects align. As of December 31, 2025 and 2024, segment assets included $0.9 million and $1.7 million, respectively, of property and equipment located in Canada.

Segment Revenue

Revenue by segment for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was as follows:

(Amounts in thousands)	December 31, 2025		December 31, 2024		December 31, 2023
		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$342,330	44.3%	$323,288	33.0%	$337,524	29.1%
Transportation	429,838	55.7%	656,891	67.0%	822,893	70.9%
Total revenue	$772,168	100.0%	$980,179	100.0%	$1,160,417	100.0%

Segment Cost of Construction

Cost of construction by segment for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was as follows:

(Amounts in thousands)	December 31, 2025		December 31, 2024		December 31, 2023
	Cost of	% of Total Cost	Cost of	% of Total Cost	Cost of	% of Total Cost
Segment	Construction	of Construction	Construction	of Construction	Construction	of Construction
Civil	$325,986	35.1%	$306,563	29.4%	$285,838	25.4%
Transportation	601,441	64.9%	736,656	70.6%	838,765	74.6%
Total cost of construction	$927,427	100.0%	$1,043,219	100.0%	$1,124,603	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was as follows:

(Amounts in thousands)	December 31, 2025		December 31, 2024		December 31, 2023
		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$16,344	4.8%	$16,725	5.2%	$51,686	15.3%
Transportation	(171,603)	(39.9)%	(79,765)	(12.1)%	(15,872)	(1.9)%
Total gross profit (loss)	$(155,259)	(20.1)%	$(63,040)	(6.4)%	$35,814	3.1%

Revenue earned outside of the United States was 15% for the year ended December 31, 2025, 17% for the year ended December 31, 2024, and 23% for the year ended December 31, 2023.

Note 7. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of December 31, 2025, and December 31, 2024, consisted of the following:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Costs in excess of billings	$343,605	$452,010
Costs to fulfill contracts, net	23,002	31,171
Contract assets	$366,607	$483,181

Costs and estimated earnings on uncompleted contracts were as follows as of December 31, 2025, and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Costs incurred on uncompleted contracts	$8,078,898	$7,664,737
Estimated earnings	50,182	343,869
Costs incurred and estimated earnings	8,129,080	8,008,606
Less: billings to date	(8,038,018)	(7,806,302)
Costs to fulfill contracts, net	23,002	31,171
Net contract position	$114,064	$233,475

Our net contract position is included on the consolidated balance sheets under the following captions:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Contract assets	$366,607	$483,181
Contract liabilities	(252,543)	(249,706)
Net contract position	$114,064	$233,475

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of December 31, 2025 and December 31, 2024, we have recorded $382.3 million and $469.8 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2024, we had contract assets of $554.2 million, with the changes in 2024 and 2025 primarily driven by the timing of billings and Unresolved Contract Modifications activity.

On January 1, 2025, we had contract liabilities of $249.7 million, of which $225.5 million was recognized as revenue during the year ended December 31, 2025.

On January 1, 2024, we had contract liabilities of $193.4 million, of which $138.6 million was recognized as revenue during the year ended December 31, 2024.

Note 8. Property and Equipment

As of December 31, 2025, and December 31, 2024, property and equipment consisted of the following:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Land	$6,170	$6,170
Buildings	28,693	28,925
Auto and trucks	27,945	27,444
Machinery and equipment	329,586	320,007
Assets in progress	4,129	3,950
Office and safety equipment	1,248	1,248
Property and equipment, at cost	397,771	387,744
Less: accumulated depreciation	(290,466)	(271,416)
Property and equipment, net	$107,305	$116,328

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recorded depreciation expense of $23.2 million, $22.0 million, and $29.9 million, respectively.

Note 9. Intangibles

For the year ended December 31, 2025, we performed a qualitative analysis of our indefinite-lived intangible asset and goodwill and noted no indicators of impairment. Through our analysis, we determined that it is not more likely than not that the carrying value of our indefinite-lived intangible asset and goodwill exceeded its fair value. We had goodwill of $1.5 million as of December 31, 2025, and December 31, 2024.

As of December 31, 2025, and December 31, 2024, intangible assets, net consisted of the following:

	December 31, 2025
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Total intangible assets, net		$1,180	$—	$1,180

	December 31, 2024
	Weighted-Average
	Remaining	Gross
	Amortization Period	Carrying	Accumulated	Net Carrying
(Amounts in thousands; except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trademarks		$1,180	$—	$1,180

Finite-lived intangible assets:
Backlog	—	4,732	4,732	—

Total intangible assets, net		$5,912	$4,732	$1,180

We recorded amortization of intangible assets of $0.0 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Note 10. Long-Term Debt

Long-term debt and credit facilities consisted of the following as of December 31, 2025, and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Secured notes	$262,367	$306,219
Mortgage notes	307	393
Total debt	262,674	306,612
Unamortized deferred financing costs	(4,972)	(6,462)
Total debt, net	257,702	300,150
Less: Current portion	(53,731)	(44,525)
Total long-term debt	$203,971	255,625

The weighted average interest rate on total debt outstanding as of December 31, 2025, and December 31, 2024, was 9.18% and 9.43%, respectively.

In December 2024, in connection with the Transaction (see Note 2), the Company exchanged $13.2 million of secured notes and accrued interest thereupon due to certain named executive officers (“NEOs”) in exchange for shares of common stock.

Secured Notes

We enter into secured notes in order to finance growth within our business. In July 2023, we refinanced approximately $76.4 million of existing secured notes in exchange for a new equipment note in the amount of

$113.5 million. The equipment note is secured by specific construction equipment assets and has a five-year fully amortizing term at a fixed rate of 7.25%. We incurred $0.3 million as deferred financing cost in connection with the refinancing. The deferred financing costs are included in long-term debt on our consolidated balance sheets. Additionally, as part of the refinancing, we incurred a loss on extinguishment of debt of $0.6 million, which was included in other income, net on our consolidated statements of operations and $0.6 million as bank service charges in connection with the refinancing. As of December 31, 2025, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into the Credit Agreement with Callodine Commercial Finance, LLC as administrative agent and lender.

After giving effect to the Assignment and Assumption Agreement, the Credit Agreement provides for a four-year secured $140.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”). The Credit Facility has a maturity date of September 30, 2028. A portion of the proceeds from the Term Loan was used to pay in full all outstanding amounts under the revolving credit facility, and the revolving credit facility was terminated.

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

Subsequent to December 31, 2025, on March 17, 2026, the Company entered into an assignment and assumption (the “Assignment and Assumption Agreement”) with Callodine Commercial Finance, LLC (the “Resigning Agent”), solely in its capacity as “Agent” under the Credit Agreement, lenders party to the Credit Agreement (individually, an “Assignor,” and collectively, the “Assignors”), the assignees parties thereto (individually, an “Assignee,” and collectively, the “Assignees”), and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent.

Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each

Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors.

Concurrently with the assignment of the Assigned Interests, the delayed draw term loan commitment under the Credit Agreement was terminated and is of no further force or effect.

Additionally, pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of December 31, 2025, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Debt Maturity

Future long-term maturities are as follows for the years ending December 31:

(Amounts in thousands)	December 31, 2025
2026	$53,731
2027	62,628
2028	126,700
2029	9,789
2030	3,550
Thereafter	6,276
Total debt	$262,674

Note 11. Leases

We have operating and finance leases for corporate offices, construction site related real estate, and construction equipment.

The components of lease cost for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, are as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Finance leases
Amortization of finance leases	$2,028	$4,478	$4,560
Interest on lease liabilities	645	233	359
Total finance lease cost	2,673	4,711	4,919
Operating lease cost	9,143	12,051	17,100
Short-term lease cost	26,086	29,632	31,753
Total lease cost	$37,902	$46,394	$53,772

Lease costs for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, are as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$9,178	$12,068	$16,893
Operating cash flows for finance leases	645	233	359
Financing cash flows for finance leases	1,409	5,813	4,835
Operating leases
ROU assets obtained in exchange for lease liabilities	4,051	13,870	12,164
Finance leases
ROU assets obtained in exchange for lease liabilities	8,037	4,848	1,710

Additional information related to our leases for the year ended December 31, 2025 and December 31, 2024, is as follows:

Weighted average remaining lease term (in years)	December 31, 2025	December 31, 2024
Operating leases	2.6	2.4
Finance leases	4.3	4.7
Weighted average discount rate
Operating leases	7.27%	5.62%
Finance leases	9.34%	8.48%

The following tables set forth supplemental consolidated balance sheets information related to operating and finance leases as of December 31, 2025 and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$10,524	$14,897

Short-term operating lease liabilities	$4,670	$8,962
Long-term operating lease liabilities	5,779	5,856
Total operating lease liabilities	$10,449	$14,818

Finance leases
Property and equipment	$37,178	$29,141
Accumulated amortization	(24,989)	(22,921)
Property and equipment, net	$12,189	$6,220

Short-term lease liabilities	$2,138	$1,142
Long-term lease liabilities	10,624	4,935
Total finance lease liabilities	$12,762	$6,077

Maturities of non-cancellable operating and financing leases as of December 31, 2025, are summarized in the table below:

(Amounts in thousands)	Finance Leases	Operating Leases	Total
2026	$3,208	$5,066	$8,274
2027	3,649	3,419	7,068
2028	3,584	2,289	5,873
2029	3,547	507	4,054
2030	1,537	—	1,537
Thereafter	—	—	—
Total	15,525	11,281	26,806
Less: present value discount	(2,763)	(832)	(3,595)
Lease liability	$12,762	$10,449	$23,211

Practical Expedients

We elected the package of practical expedients for adoption of the leases standard permitted under the transition guidance. The expedients allow us to carry forward historical lease classification, indirect costs, and the original determination of whether or not a contract contained an embedded lease.

Note 12. Preferred Stock

During the year ended December 31, 2023, the Board of Directors approved the redemption of 17.0 million shares of Series A preferred stock and 7.4 million shares of Series B preferred stock. The preferred stock redemption was completed with a $1 per share value in exchange for a $23.8 million ten-year promissory note and $0.6 million forgiveness of accounts receivable due from holders of preferred stock. See Note 16 for additional information.

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

Following the closing of the Merger on February 14, 2023, Southland LLC, along with various domestic subsidiaries, elected to voluntarily revoke their S-corporation status effective January 1, 2023. As a result, Southland LLC, and their domestic subsidiaries, elected to file a consolidated corporate income tax return beginning with the 2023 calendar year.

For consolidated financial statement purposes and income tax purposes, we report our income under the percentage-of-completion input method. Deferred income taxes arise from timing differences resulting from income and expense items reported in different years for financial accounting and tax purposes. Deferred taxes are classified as noncurrent.

For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recorded tax expense as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Current income tax
Federal	$(1,093)	$(3,091)	$710
State	832	(310)	620
Foreign	(500)	1,260	2,633
Deferred income tax
Federal	(50,160)	(37,131)	(6,394)
State	(11,464)	(7,390)	(2,616)
Foreign	2,057	(6,717)	(319)
Valuation allowance	116,825	6,487	(3,161)
Income tax expense (benefit)	$56,497	$(46,892)	$(8,527)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025, was as follows:

	December 31, 2025
(Amounts in thousands)	Amount	Percent
Statutory rate	$(52,892)	21.0%
State income taxes - net of federal benefit (1)	10,081	(4.0)%
Foreign Tax Effects (2)
Canada	1,790	(0.7)%
Bahamas	(682)	0.3%
United Kingdom	—	—%
Effect of cross-border tax laws
Effect of GILTI inclusion	914	(0.4)%
Tax Credits
Research and development tax credits	103	—%
Change in valuation allowance	95,257	(37.8)%
Nontaxable or nondeductible items
Other	(200)	0.1%
Changes in unrecognized tax benefits	36	—%
Other
Prior period true-up	2,225	(0.9)%
Other	(135)	—%
Income tax expense	$56,497	(22.4)%
(1)	State taxes in Florida, New York City, and New York made up the majority (greater than 50%) of the tax effect in this category in the current year.
(2)	The Company has determined that there are no reconciling items for all foreign jurisdictions that meet the 5% threshold. As a result, no further disaggregation of the foreign jurisdictions reconciling items has been presented.

The Federal statutory tax rate is 21%. Southland effective tax rate was (22.4%) for the year ended December 31, 2025. The primary differences between the statutory rate and the effective rate were due to state income taxes, federal tax credits, valuation allowances recorded against domestic and all foreign net deferred tax assets other than Oscar Renda Canada and separate state filings for Oscar Renda, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A

Global Intangible Low-Taxed Income (“GILTI”). As a result of financial losses incurred, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not more-likely-than-not to be utilized.

As of December 31, 2025, the Company has a valuation allowance in the amount of $143.3 million related to the net domestic and foreign deferred tax assets.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Statutory rate	$(32,008)	$(5,721)
State income taxes - net of federal benefit	(7,644)	(2,918)
Change in effective state tax rate	5	940
Revocation of S-corporation status	—	4,799
Earnout	—	(4,345)
Foreign rate differential	(13,155)	(5,501)
Change in valuation allowances	6,487	(3,161)
Effect of foreign tax credits	—	(443)
Effect of uncertain tax positions	(4,279)	459
Prior year true-ups	(254)	297
Effect of GILTI Inclusion	—	8,193
Effect of deferred true-ups	1,368	254
Research and development tax credits	(1,712)	(1,062)
Other	4,300	(318)
Income tax expense (benefit)	$(46,892)	$(8,527)

The Federal statutory tax rate is 21%. Southland effective tax rate was 30.8%, and 31.3% for the years ended December 31, 2024, and December 31, 2023, respectively. The primary differences between the statutory rate and the effective rate were due to state income taxes, federal tax credits, valuation allowances recorded against specific subsidiary net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”).  A summary reconciliation between the federal statutory rate and our effective rate is below:

(Amounts in thousands)	December 31, 2024	December 31, 2023
Statutory rate	21.0%	21.0%
State income taxes - net of federal benefit	5.1%	10.7%
Change in effective state tax rate	—%	(3.5)%
Revocation of S-corporation status	—%	(17.6)%
Earnout	—%	15.9%
Foreign rate differential	8.6%	20.2%
Change in valuation allowances	(4.3)%	11.6%
Effect of foreign tax credits	—%	1.6%
Effect of uncertain tax positions	2.8%	(1.7)%
Prior year true-ups	0.2%	(1.1)%
Effect of GILTI inclusion	—%	(30.1)%
Effect of deferred true-ups	(0.9)%	(0.9)%
Research and development tax credits	1.1%	3.9%
Other	(2.8)%	1.3%
Total	30.8%	31.3%

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

(Amounts in thousands)	December 31, 2025
Domestic
New York City	$392
Oklahoma	202
New York	101
Missouri	87
Tennessee	76
Other states	49
Foreign
Canada	256
Total cash paid for income taxes, net of refunds	$1,163

Cash paid for income taxes, net of refunds, during the tax years ended December 31, 2024 and December 31, 2023, were $1.6 million and $7.6 million respectively.

The following tables summarize the components of deferred income tax assets and deferred tax liabilities as of December 31, 2025, and December 31, 2024:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$90,476	$55,250
Deferred compensation	2,232	2,940
Lease liability	2,474	2,541
Real estate transaction	10,687	10,111
Capitalized research and development expenditures	9,048	15,295
Interest expense limitation	19,260	10,674
Loss reserves	2,363	3,871
Research and development tax credits	1,886	2,853
Legal settlements	23,656	—
Other	2,288	1,938
Total deferred tax assets	164,370	105,473

Valuation allowance	(143,267)	(25,209)

Deferred tax liabilities:
Property and equipment	(11,397)	(11,741)
Intangible assets in excess of tax basis	(679)	(627)
Passthrough income / joint ventures	(1,450)	(4,929)
ROU asset	(2,493)	(2,551)
Deminimis contracts	(738)	(2,385)
Other	(7,375)	(3,792)
Total deferred tax liabilities	(24,132)	(26,025)

Net deferred tax assets	$(3,029)	$54,239

As of December 31, 2025, and December 31, 2024, we have available federal net operating losses (“NOLs”) totaling $341.5 million and $96.8 million, respectively. We also have state net operating losses totaling $377.0 million and $153.3 million, respectively as well as foreign NOL carryforwards that total $112.6 million and $108.1 million, respectively, related to Canada and the United Kingdom. United Kingdom NOLs do not expire. Canada NOLs will begin to expire in 2038.

Unremitted earnings of our non-U.S. subsidiaries and affiliates are deemed to be permanently reinvested and, accordingly, no deferred income tax liability has been recorded. If we were to remit any foreign earnings to the U.S., the estimated tax impact would be insignificant to the overall financials due to an earnings and profits (“E&P”) deficit.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of December 31, 2025. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets.  The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in upcoming forecasts resulted in the Company establishing a valuation allowance against the  net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries and maintains that valuation allowance as of the year ended December 31, 2025. As of December 31, 2025, the Company has recorded a valuation allowance of approximately $118.7 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of December 31, 2025, the Company has a valuation allowance in the amount of $8.1 million related to the net deferred tax assets on certain Canadian subsidiaries.

As of December 31, 2025 and December 31, 2024, we had uncertain tax positions as follows:

(Amounts in thousands)	December 31, 2025	December 31, 2024
Balance at beginning of period	$243	$4,522
Additions to current year tax positions	—	—
Additions to interest and penalties on prior year tax positions taken	36	32
Reductions to prior year tax positions	—	(3,412)
Reductions to interest and penalties on prior year tax positions taken	—	(899)
Balance at end of period	$279	$243

As of December 31, 2025, and December 31, 2024, $0.1 million and $0.1 million were accrued for interest and penalty liability.  We classify interest and penalties attributable to income taxes as part of income tax expense.

As of December 31, 2025, the Company does not expect a material change in the uncertain tax position in the next twelve months.

We are subject to taxation in the United States, various states, and foreign jurisdictions. We remain subject to examination by tax authorities for tax years 2022 through 2025.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted in the United States. Among other provisions, the IRA included a new 15% Corporate Alternative Minimum Tax (“CAMT”) for corporations with financial income in excess of $1 billion and a 1% excise tax on corporate share repurchases. The CAMT is effective for tax years beginning on or after January 1, 2023. As of December 31, 2025, the excise tax on corporate share repurchases is not expected to impact the Company as the Company has no plans for repurchases in the coming year.

On December 14, 2023, the FASB issued ASU 2023-09 which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. We have applied this guidance to our financial statements for the year ended December 31, 2025.

Note 14. Multiemployer Plans

We are participants in various multiemployer defined benefit pension plans under the terms of collective bargaining agreements covering our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

a.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers
b.	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be required to be assumed by the remaining participating employers.
c.	If we choose to stop participating in any of our multiemployer plans, we may be required to pay those plans a withdrawal amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The following are the multiemployer plans providing pension benefits in which we participate:

A.	IUOE Local 302 & 612 Construct – WA State
B.	Iron Workers Union Security Funds
C.	Excavators Union Local 731 Pension Fund
D.	California Ironworkers Field Pension Fund
E.	Teamsters Local 282 Pension Trust Fund
F.	Iron Workers TN Local 384 Pension Fund
G.	Ironworkers of Tennessee Local 492
H.	CT Ironworkers Pension Plan Local 424

			Pension	Pension		2025	2024	2023
			Protection Act	Protection Act	FIP/RP Status	Contributions	Contributions	Contributions		Expiration
	EIN/ Pension	Latest 5500	Zone Status -	Zone Status -	Pending /	(Amounts in	(Amounts in	(Amounts in	Surcharge	Date of
Plan	Plan #	Year Ending	2025 (a)	2024 (a)	Implemented (b)	thousands)	thousands)	thousands)	Imposed	CBA
A	91-6028571	12/31/2025	G	G	No	$119	$47	$360	No	5/31/2026
B	51-6102576	12/31/2025	G	G	FIP Implemented	1,673	2,803	2,597	No	6/30/2026
C	13-1809825	12/31/2025	G	G	No	829	848	811	No	4/30/2026
D	95-6042866	5/31/2025	G	G	No	336	173	126	No	12/31/2026
E	11-6245313	12/31/2025	G	G	No	400	218	248	No	6/30/2026
F	62-6098036	4/30/2025	G	G	No	155	36	—	No	4/30/2026
G	62-6098036	12/31/2025	G	G	No	151	10	—	No	4/30/2026
H	06-6077019	7/1/2025	R	R	No	202	637	369	No	6/30/2026
	All other plans					561	1,180	1,841		Various
						$4,426	$5,952	$6,352

We did not contribute or participate as a signatory in any multiemployer plans prior to our acquisition of American Bridge in 2020.

(a)	The most recent Pension Protection Act zone status available is as of the plans’ year end. The zone status (as defined by the Pension Protection Act) represents the level at which the plan is funded. Plans in the red zone (R) are less than 65% funded; plans in the yellow zone (Y) are more than 65% funded, but less than 80% funded; plans in the green zone (G) are at least 80% funded. A multiemployer defined benefit pension plan that has been certified in the yellow or red zone may begin to levy a statutory surcharge on contribution rates. Once authorized, the surcharge is at the rate of 5% for the first 12 months and 10% for any periods thereafter. Contributing employers may eliminate the surcharge by entering into a collective bargaining agreement that meets the requirements of the applicable Funding Improvement Plan (FIP) or Rehabilitation Plan (RP). We were not required to pay any surcharges to any plans in 2021 or 2020.
(b)	The “FIP/RP Status Pending/Implemented” column indicates plans for which a FIP or RP is either pending or has been implemented.

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

In addition to the aforementioned plans, we contribute to various multiemployer defined contribution plans. Total contributions to these plans during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were approximately $3.5 million, $4.9 million and $4.7 million, respectively.

We also contribute to various multiemployer health and welfare plans. Total contributions for the years ended December 31, 2025, December 31, 2024, December 31, 2023, were $5.6 million, $7.0 million and $7.2 million, respectively.

Contributions made to multiemployer plans covered by a project labor agreement, which do not require us to become signatory to the unions, have not been included in the aforementioned amounts as the risk is limited to contributions on the applicable project.

Note 15. Collaboration Agreement

In the past we have participated in a collaborative arrangement with S. J. Louis, Inc. (“SJ Louis”) to pursue various construction projects. The scope of services provided by us and SJ Louis would vary from project to project. When a project was successfully awarded as a result of this collaborative arrangement it would be awarded solely to us, or SJ Louis. The party that was awarded the contract would book costs incurred by, or due to, the other party as cost of construction. The amounts due to the collaborative arrangement as of December 31, 2025 and December 31, 2024, were $18.0 million and $18.3 million, respectively, which are included in accrued liabilities on the consolidated balance sheets.

Note 16. Related Parties

We have multiple business arrangements with related parties which include our own employees and officers.

All related party balances as of December 31, 2025 and December 31, 2024 are summarized in the table below.

		As of
Description	Balance sheet classification	December 31, 2025	December 31, 2024
Accounts receivable from employees	Accounts receivable, net	$164	$158
Accounts receivable from officers	Accounts receivable, net	3	—
Accounts receivable from related parties	Other noncurrent assets	167	—
Accounts payable to related parties	Accounts payable	3,747	1,506
Notes payable due to related parties (1)	Long-term debt	18,201	20,323
Real estate transaction (2)	Financing obligations, net	41,440	41,468
Noncurrent liability due to related parties (3)	Other noncurrent liabilities	35,879	35,879
Total related party transactions		$99,601	$99,334
(3)	As of December 31, 2025, and December 31, 2024, these balances were comprised of two notes payable with family members of certain NEOs with an interest rate of 4.0%, which are due in March 2033.
(4)	This balance is comprised of the real estate transaction described in Note 2.
(5)	This balance is comprised of the promissory notes described in Note 23.

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

On March 3, 2025, Frank Renda, the Company’s President and Chief Executive Officer, agreed to provide a personal guarantee for any amounts drawn under the Delayed Draw. See Note 10 for additional information.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of December 31, 2025, and December 31, 2024. Our estimates of such matters could change in future periods.

Washington State Convention Center Project

On March 7, 2018, Clark/Lewis, A Joint Venture (“CLJV”), awarded the Company a subcontract valued at approximately $81.4 million to supply and erect structural steel for the Washington State Convention Center project (“WSCC Project”). Over the course of the project, the Company executed change orders and had claims against CLJV due to CLJV’s management of the project, the impacts of COVID-19, and cumulative inefficiencies, which American Bridge believed were caused by CLJV’s site management of multiple subcontractors, an unrealistic project schedule, and the failure to issue time-related overhead compensation associated with change orders. The amount sought by American Bridge was approximately $80 million in total. At the time the claim was recorded, management concluded that the criteria for inclusion in the transaction price were met and that the claim represented a valid contract asset because the collectability of the amount of consideration was probable. The Company deemed the amount collectable to be $40.3 million. Additionally, there was $6.4 million in retainage that CLJV did not release to the Company.

CLJV and the Washington State Convention Center (“WSCC”) submitted a counterclaim totaling approximately $58 million, alleging that AB delayed completion of the project by failing to meet the CLJV schedule, which in turn caused delays to CLJV and other subcontractors.

On December 1, 2025, we received an adverse ruling in the case of American Bridge Company v. Clark/Lewis Joint Venture, et al the court issued its findings of fact and conclusions of law, ruling unfavorably to the Company. In this litigation, the Superior Court of the State of Washington for King County, by order dated January 15, 2026, ruled in favor of CLJV and entered a judgment against American Bridge and certain of its sureties, jointly and severally, in the principal amount of $57.1 million. Interest and fees were assessed by the court at a later date. The order of the court constitutes a change in facts and circumstances that significantly impacts American Bridge’s enforceable right to consideration. Since the adverse ruling makes the likelihood of recovering the claimed amount and collectability of the related consideration is no longer probable, the Company derecognized contract assets as of December 31, 2025 on our consolidated balance sheet, resulting in a $40.3 million non-cash charge to revenue on our consolidated statement of operations for the year ended December 31, 2025.

Additionally, on December 12, 2025, the Judge entered a sanctions order related to the WSCC trial totaling $4.8 million, which the Company intends to appeal.

While the Company intended to appeal as of December 31, 2025, certain of its sureties entered into negotiations with CLJV on behalf of the Company subsequent to December 31, 2025, in accordance with certain rights available to the sureties included in certain GIAs. Any settlement that is agreed to will be paid by certain of our sureties under the the respective GIAs with the sureties. The sureties agreed to forbear on seeking repayment of any settlement related to WSCC until at least March 27, 2027. Based on these negotiations and due to the events occurring prior to December 31, 2025 that led to the adverse ruling, we recorded a long-term accrued liability of $89.1 million within other noncurrent liabilities related to the principal judgement, fees, sanctions and interest, and a reduction to retainage receivables of $6.4 million on our consolidated balance sheets as of December 31, 2025. This resulted in a decrease in revenue of $6.4 million and an increase of $89.1 million in cost of construction on our consolidated statements of operations for the year ended December 31, 2025. We expect that any potential settlement arrangement funded by certain of our sureties would include favorable repayment terms, including conditional repayment, subject to terms to be agreed in a financing agreement currently being negotiated with certain sureties of the Company. There can be no assurances that a resolution for a long-term financing arrangement will be reached.

The total impact to our consolidated statements of operations from the WSCC adverse ruling is $135.8 million, of which $46.7 million is recorded as a reduction of revenue and $89.1 million is recorded in cost of construction. The total impact to our consolidated balance sheets is a $40.3 million reduction in contract assets, a $6.4 million reduction in retainage receivables, and a $89.1 million increase in other noncurrent liabilities.

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

On June 11, 2024, JBC filed its Second Amended Complaint which reiterates the Contract Claims resulting in damages “in an amount in excess of $115.0 million, plus pre-judgement and post-judgement interest.”

The parties continue to participate in mediation and continue to exchange information and engage in meetings as part of that process.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of December 31, 2025, and December 31, 2024. We have agreed to indemnify the surety if the surety experiences a loss on the bonds of any of our affiliates.

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

As of December 31, 2025, Southland had $2.0 billion of RUPO. The Company expects to recognize approximately 38% of its RUPO as revenue during the next twelve months, and the balance thereafter.

Note 19. Profit Sharing Plan

Some of our affiliates offer a voluntary 401(k) profit sharing plan and trust to their employees. Employees may elect to defer a portion of their salary to the plan. Our contributions are based on matching a percentage of employee contributions. We may make additional discretionary contributions. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we made contributions of $1.8 million, $1.8 million, and $1.9 million, respectively.

Note 20. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on their ownership percentages.

We own an 84.7% interest in Oscar Renda as of December 31, 2025, December 31, 2024, and December 31, 2023.

We own a 70.0% interest in the Southland Astaldi joint venture as of December 31, 2025, December 31, 2024, and December 31, 2023.

In November 2024, the Company dissolved the Southland Technicore Mole joint venture. Our interest in the Southland Technicore Mole joint venture was 0% as of December 31, 2025, 0% as of December 31, 2024, and 65% as of December 31, 2023.

We acquired the remaining 20.0% stake in Heritage Materials during March 2021 and owned 100% of Heritage Materials as of December 31, 2025, December 31, 2024, and December 31, 2023.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At December 31, 2025, American Bridge was responsible for approximately 82% of the total contracted work.

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

Revenue and net income attributable to noncontrolling interests is as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Revenue	$42,888	$34,836	$41,589
Net income (loss) attributable to noncontrolling interests	(1,823)	(163)	538

Note 21. Share-Based Compensation

On May 24, 2022, the board of directors of Legato Merger Corp. II, a Delaware corporation, adopted Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our Common Stock were reserved for issuance under the 2022 Plan of which 927,444 remained available as of December 31, 2025.

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

A summary of the changes in our RSUs during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, were as follows (shares in thousands):

	December 31, 2025		December 31, 2024		December 31, 2023
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	679,371	$5.31	173,333	$8.94	—	$—
Granted	623,931	3.60	681,310	4.83	209,203	8.43
Vested	(256,349)	3.87	(133,704)	9.35	(35,870)	5.94
Forfeited	(221,853)	4.81	—	—	—	—
Canceled	(38,814)	3.12	(41,568)	8.32	—	—
Outstanding, ending balance	786,286	$3.93	679,371	$5.31	173,333	$8.94

Compensation cost related to RSUs was $1.2 million, $2.0 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Performance Stock Units (“PSUs”): PSUs provide for the issuance of shares upon vesting, which occurs following the end of the performance period based on achievement of certain metrics as established by the Board of Directors. The Company recognizes expense for PSUs based on the forecasted achievement of Company performance metrics, multiplied by the fair value of the total number of shares of common stock that the Company anticipates will be issued based on such achievement. For the years ended December 31, 2024 and 2025, we did not achieve the performance target criteria for 101,626 PSUs, respectively.  As such, these shares were returned to the 2022 Plan.

A summary of the changes in our PSUs during the years ended December 31, 2025 and 2024, is as follows:

	December 31, 2025		December 31, 2024
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	304,880	$4.58	—	$—
Granted	—	—	304,880	4.58
Forfeited	(131,190)	4.58	—	—
Outstanding, ending balance	173,690	$4.58	304,880	$4.58

For the years ended December 31, 2025, 2024 and 2023, there was no compensation cost related to PSUs.

As of December 31, 2025, there was $3.1 million of unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.1 years.

Note 22. Loss per Share

Basic and diluted net loss per share for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands, except shares and per share amounts):

	Year Ended	Year Ended	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Numerator:
Net loss	$(308,363)	$(105,528)	$(18,715)
Less net income (loss) attributable to noncontrolling interests	(1,823)	(163)	538
Net loss attributable to common stockholders, basic and diluted	(306,540)	(105,365)	(19,253)

Denominator:
Weighted average common shares outstanding — basic	54,049,705	48,073,973	47,088,813
Weighted average common shares outstanding — diluted	54,049,705	48,073,973	47,088,813

Net loss per share — basic	$(5.67)	$(2.19)	$(0.41)
Net loss per share — diluted	$(5.67)	$(2.19)	$(0.41)

As the average market price of common stock for the years ended December 31, 2025, 2024 and 2023, did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the years ended December 31, 2025, 2024 and 2023, the potential dilution from unvested RSUs converting into 630,940, 449,409 and 173,333 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

Note 24. Subsequent Events

Subsequent to December 31, 2025, and through the date of this filing, we received funding from the Surety Syndicate as disclosed in Note 2.

Subsequent to December 31, 2025, on March 17, 2026, the Company entered into an Assignment and Assumption Agreement related to the Credit Agreement as disclosed Note 10.

Subsequent to December 31, 2025, in accordance with certain rights available to the sureties included in certain GIAs, certain of the Company’s sureties entered into negotiations on the WSCC Project matter as disclosed in Note 17.