Form 10-Q
period 2026-03-31
Southland Holdings, Inc.
filed 2026-05-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 1, 2026, there were 54,218,882 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital, and comply with restrictive covenants related to long-term indebtedness;
●	Maintain adequate bonding capacity;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Achieve or enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with customers, partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector or any other current or potential sectors to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
●	Successfully defend, pursue or collect claims and litigation; and
●	Anticipate and respond to changes in the domestic or international trade laws, including tariffs.

Forward-looking statements are not guarantees of performance and speak only as of the date hereof. While we believe that these forward-looking statements are reasonable, there can be no assurance that we will achieve or realize these plans, intentions, or expectations. You should understand that the following important factors, in addition to those discussed under the heading “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), “Item 1A. Risk Factors” to Part II in this Quarterly Report and other reports or documents we file with the

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$20,544	$52,713
Restricted cash	11,408	14,755
Accounts receivable, net	152,406	167,786
Retainage receivables	100,988	101,779
Contract assets	366,431	366,607
Other current assets	26,766	30,326
Total current assets	678,543	733,966

Property and equipment, net	101,276	107,305
Right-of-use assets	9,969	10,524
Investments - unconsolidated entities	130,751	129,696
Investments - limited liability companies	2,262	2,323
Investments - private equity	2,403	2,588
Deferred tax asset	7	3
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	159	167
Total noncurrent assets	249,535	255,314
Total assets	$928,078	$989,280

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$128,615	$224,915
Retainage payable	31,603	36,977
Accrued liabilities	77,653	80,011
Current portion of long-term debt	56,094	53,731
Short-term operating lease liabilities	6,738	6,808
Contract liabilities	226,709	252,543
Total current liabilities	527,412	654,985

Long-term debt	174,697	203,971
Long-term operating lease liabilities	15,200	16,403
Deferred tax liabilities	2,981	3,032
Financing obligations, net	41,417	41,440
Long-term accrued liabilities	58,075	58,075
Surety payable	228,342	103,205
Other noncurrent liabilities	40,593	40,675
Total long-term liabilities	561,305	466,801
Total liabilities	1,088,717	1,121,786

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,198,220 and 54,113,036 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	293,737	293,237
Accumulated deficit	(459,510)	(431,158)
Accumulated other comprehensive loss	(3,174)	(3,018)
Total stockholders' equity (deficit)	(168,942)	(140,934)
Noncontrolling interest	8,303	8,428
Total equity (deficit)	(160,639)	(132,506)
Total liabilities and equity	$928,078	$989,280

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
(Amounts in thousands except shares and per share data)	March 31, 2026	March 31, 2025
Revenue	$172,405	$239,486
Cost of construction	177,161	218,006
Gross profit (loss)	(4,756)	21,480
Selling, general, and administrative expenses	14,943	16,465
Operating income (loss)	(19,699)	5,015
Gain on investments, net	147	17
Other income, net	74	743
Interest expense	(8,681)	(8,874)
Losses before income taxes	(28,159)	(3,099)
Income tax expense (benefit)	19	(313)
Net loss	(28,178)	(2,786)
Net income attributable to noncontrolling interests	174	1,766
Net loss attributable to Southland Stockholders	$(28,352)	$(4,552)

Net loss per share attributable to common stockholders
Basic	$(0.52)	$(0.08)
Diluted	$(0.52)	$(0.08)
Weighted average shares outstanding
Basic	54,119,661	53,961,744
Diluted	54,119,661	53,961,744

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Net loss	$(28,178)	$(2,786)
Foreign currency translation adjustment, net of tax	(238)	(318)
Comprehensive loss, net of tax	(28,416)	(3,104)
Comprehensive income attributable to noncontrolling interest	92	1,777
Comprehensive loss attributable to Southland Stockholders	$(28,508)	$(4,881)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Three Months Ended March 31, 2026
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2025	—	54,113,036	$—	$5	$(3,018)	$293,237	$(431,158)	$8,428	$(132,506)
Issuance of shares - RSUs, net of tax	—	85,184	—	—	—	(30)	—	—	(30)
Share based compensation	—	—	—	—	—	530	—	—	530
Distributions to members	—	—	—	—	—	—	—	(217)	(217)
Net income (loss)	—	—	—	—	—	—	(28,352)	174	(28,178)
Other comprehensive loss	—	—	—	—	(156)	—	—	(82)	(238)
Balance as of March 31, 2026	—	54,198,220	$—	$5	$(3,174)	$293,737	$(459,510)	$8,303	$(160,639)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Three Months Ended March 31, 2025
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2024	—	53,936,411	$—	$5	$(3,902)	$292,173	$(124,618)	$11,751	175,409
Issuance of shares - RSUs, net of tax	—	50,658	—	—	—	(111)	—	—	(111)
Issuance of common stock	—	100	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	464	—	—	464
Net income (loss)	—	—	—	—	—	—	(4,552)	1,766	(2,786)
Other comprehensive income (loss)	—	—	—	—	(329)	—	—	11	(318)
Balance as of March 31, 2025	—	53,987,169	$—	$5	$(4,231)	$292,526	$(129,170)	$13,528	$172,658

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(28,178)	$(2,786)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,644	6,525
Amortization of deferred financing costs	471	—
Deferred taxes	(3)	(1,530)
Share based compensation	530	464
Gain on sale of assets	(534)	(1,028)
Foreign currency remeasurement (gain) loss	41	(9)
Earnings from equity method investments	(2,136)	(2,688)
Gain on trading securities, net	(147)	(17)
Changes in assets and liabilities:
Accounts and retainage receivables	16,193	8,565
Contract assets	262	(10,684)
Other current assets	3,561	(7,534)
Right-of-use assets	555	2,836
Accounts payable, retainage payable and accrued liabilities	(104,068)	10,352
Contract liabilities	(25,842)	6,888
Operating lease liabilities	(756)	(2,846)
Other	542	(79)
Net cash provided by (used in) operating activities	(133,865)	6,429

Cash flows from investing activities:
Purchase of property and equipment	(28)	(1,796)
Proceeds from sale of property and equipment	955	2,882
Distributions from other investments	331	31
Return of investment in limited liability company	61	—
Net cash provided by investing activities	1,319	1,117

Cash flows from financing activities:
Borrowings on notes payable	—	19
Payments on notes payable	(27,378)	(13,593)
Payments of deferred financing costs	—	(49)
Payments from related parties	5	12
Payments on finance lease and financing obligations	(530)	(267)
Distribution to members	(217)	—
Payment of taxes related to net share settlement of RSUs	(30)	(111)
Proceeds from advancement of surety funds	125,137	—
Net cash provided by (used in) financing activities	96,987	(13,989)

Effect of exchange rate on cash	43	(2)

Net decrease in cash and cash equivalents and restricted cash	(35,516)	(6,445)
Beginning of period	67,468	87,561
End of period	$31,952	$81,116

Supplemental cash flow information
Cash paid for income taxes	$34	$409
Cash paid for interest	$8,457	$8,934
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$1,213	$—
Assets obtained in exchange for notes payable	$—	$1,186

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the unaudited condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term. In December 2024, the Company exchanged $6.8 million of these promissory notes and accrued interest thereupon due to the Chief Executive Officer, Frank Renda, and Co-Chief Operating Officers, Tim Winn and Rudy Renda, in exchange for shares of common stock.

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

The unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report which was filed on Form 10-K on March 26, 2026.

The accompanying consolidated balance sheet and related disclosures as of December 31, 2025, have been derived from the Form 10-K filed on March 26, 2026. The Company’s financial condition as of March 31, 2026, and operating results for the three months ended March 31, 2026, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the date these financial statements are issued.

As of March 31, 2026, the Company had cash and cash equivalents of $20.5 million and positive working capital of $151.1 million.

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

Following the adverse ruling, certain sureties of the Company purchased and assumed rights and obligations as lenders under the Company’s Credit Agreement (defined in Note 5). In connection with the sureties’ assumption of rights and obligations under the Credit Agreement, the Company entered into side letters with the sureties, pursuant to which the sureties waived all events of default and breaches of covenants and all principal and interest payments under the Credit Agreement until maturity.

Additionally, under existing GIAs (defined below), certain sureties advanced funds to support bonded project obligations and ongoing project performance. As of March 31, 2026 and December 31, 2025, $139.2 million and $14.1 million was advanced, respectively. These amounts are included in surety payable on our unaudited condensed consolidated balance sheets. Repayment of these amounts is not required prior to at least May 13, 2027.

On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project. Certain sureties of the Company previously paid a portion of the judgement against the Company and are required to pay an additional amount under the settlement agreement. The Company and the sureties are negotiating repayment terms for the amounts paid by the sureties on behalf of the Company under a long-term financing agreement. The sureties have agreed to forbear on seeking repayment for these amounts until at least May 13, 2027. The $89.1 million judgment is included in surety payable on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The unaudited condensed consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates, as detailed below. All significant intercompany transactions are eliminated within the consolidations process. Investments in non-construction-related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence, are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence, are accounted for under the equity method for the balance sheet and under the proportionate consolidation method for the statement of operations.

Reclassifications

Certain reclassifications have been made to the Company’s prior period consolidated financial information to conform to the current year presentation. These presentation changes did not impact the Company’s consolidated net loss, consolidated cash flows, total assets, total liabilities or total equity (deficit).

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

(Amounts in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents at beginning of period	$52,713	$72,185
Restricted cash at beginning of period	14,755	15,376
Total cash, cash equivalents, and restricted cash at beginning of period	$67,468	$87,561

Cash and cash equivalents at end of period	$20,544	$52,713
Restricted cash at end of period	11,408	14,755
Total cash, cash equivalents, and restricted cash at end of period	$31,952	$67,468

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three months ended March 31, 2026 and 2025, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three months ended March 31, 2026 and 2025, we did not identify any triggering events that would require a quantitative assessment.

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

On January 1, 2025, we had accounts receivable, net and retainage receivables of $179.3 million and $112.3 million, respectively, with changes during 2025 and 2026 primarily due to the timing of billings and collections under our customer contracts

As of March 31, 2026 and December 31, 2025, we had an allowance for credit losses of $3.0 million.

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

As of March 31, 2026, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

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

On December 14, 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which established new income tax disclosure requirements. Public business entities must apply the guidance to annual periods beginning after December 15, 2024. This standard was adopted as of the year ended December 31, 2025, on a prospective basis.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. This standard was adopted on a prospective basis effective January 1, 2026, but we did not elect practical expedient permitted under this ASU. Therefore, the adoption has no impact on our consolidated financial statements.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 26, 2026, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three months ended March 31, 2026, there were no significant changes in our use of estimates or significant accounting policies.

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

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of March 31, 2026, and December 31, 2025, were as follows:

	As of
	March 31, 2026
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,403	$—	$—	$2,403
Total noncurrent	2,403	—	—	2,403
Overall Total	$2,403	$—	$—	$2,403

	As of
	December 31, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,588	$—	$—	$2,588
Total noncurrent	2,588	—	—	2,588
Overall Total	$2,588	$—	$—	$2,588

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $39.7 million and $11.8 million for the three months ended March 31, 2026 and 2025, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision on the consolidated balance sheets in the accrued liabilities caption. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of March 31, 2026 and December 31, 2025, we had $6.5 million and $7.6 million, respectively, in accrued loss provisions.

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

Our Civil segment is comprised of Oscar Renda Contracting, Inc., Mole Constructors, Inc., Southland Contracting, Inc., Southland Holdings, LLC, Renda Pacific, LLC, Southland Renda JV, Southland RE Properties, Oscar Renda Contracting Canada, Southland Mole of Canada, and Southland Mole of Canada/Astaldi Canada Design & Construction JV (“Southland Astaldi”). This segment focuses on projects throughout North America that include the design and construction of water pipeline, pump stations, lift stations, water and wastewater treatment plants, concrete and structural steel, outfall, and tunneling.

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

Segment Revenue

Revenue by segment for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2026		March 31, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$103,792	60.2%	$102,916	43.0%
Transportation	68,613	39.8%	136,570	57.0%
Total revenue	$172,405	100.0%	$239,486	100.0%

Segment Cost of Construction

Cost of construction by segment three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2026		March 31, 2025
		% of Total		% of Total
	Cost of	Cost of	Cost of	Cost of
Segment	Construction	Construction	Construction	Construction
Civil	$89,140	50.3%	$80,285	36.8%
Transportation	88,021	49.7%	137,721	63.2%
Total cost of construction	$177,161	100.0%	$218,006	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three months ended March 31, 2026 and 2025, was as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2026		March 31, 2025
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,652	14.1%	$22,631	22.0%
Transportation	(19,408)	(28.3)%	(1,151)	(0.8)%
Gross profit (loss)	$(4,756)	(2.8)%	$21,480	9.0%

Revenue earned outside of the United States was 11% and 15% for the three months ended March 31, 2026 and 2025, respectively.

A reconciliation of gross profit (loss) from segments to losses before income taxes is as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Gross profit (loss) from segments	(4,756)	21,480
Selling, general, and administrative expenses	14,943	16,465
Total operating income (loss)	(19,699)	5,015
Gain on investments, net	147	17
Other income, net	74	743
Interest expense	(8,681)	(8,874)
Losses before income taxes	$(28,159)	$(3,099)

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of March 31, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Secured notes	$235,024	$262,367
Mortgage notes	285	307
Total debt	235,309	262,674
Unamortized deferred financing costs	(4,518)	(4,972)
Total debt, net	230,791	257,702
Less: Current portion	(56,094)	(53,731)
Total long-term debt	$174,697	$203,971

The weighted average interest rate on total debt outstanding as of March 31, 2026 and December 31, 2025, was 9.03% and 9.18%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of March 31, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

On September 30, 2024, the Company entered into a term loan and security agreement (the “Credit Agreement”) with Callodine Commercial Finance, LLC as administrative agent and lender.

The Credit Agreement provides for a four-year secured $140.0 million term loan facility (the “Credit Facility”), consisting of a $140.0 million initial draw term loan (the “Term Loan”).

After giving effect to the Assignment and Assumption Agreement (defined below), the Credit Facility has a maturity date of September 30, 2028.

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

On March 17, 2026, the Company entered into an assignment and assumption (the “Assignment and Assumption Agreement”) with Callodine Commercial Finance, LLC (the “Resigning Agent”), solely in its capacity as “Agent” under the Credit Agreement, lenders party to the Credit Agreement (individually, an “Assignor,” and collectively, the “Assignors”), the assignees parties thereto (individually, an “Assignee,” and collectively, the “Assignees”), and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent. The Assignees include the surety providers of the Company, Berkshire Hathaway Specialty Insurance Company (“Berkshire”), Markel Insurance Company (“Markel”), Zurich American Insurance Company (“Zurich”), Western Surety Company, Euler Hermes North America Insurance Company, Federal Insurance Company, and Hartford Fire Insurance Company.

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

Additionally, pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all defaults and potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of March 31, 2026 or December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

As of March 31, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended, and after giving effect to the waiver granted by the sureties.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of March 31, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of March 31, 2026, and December 31, 2025. Our estimates of such matters could change in future periods.

Washington State Convention Center Project

On March 7, 2018, Clark/Lewis, A Joint Venture (“CLJV”), awarded the Company a subcontract valued at approximately $81.4 million to supply and erect structural steel for the Washington State Convention Center project (“WSCC Project”). Over the course of the WSCC Project, the Company executed change orders and had claims against CLJV due to CLJV’s management of the project, the impacts of COVID-19, and cumulative inefficiencies, which American Bridge believed were caused by CLJV’s site management of multiple subcontractors, an unrealistic project schedule, and the failure to issue time-related overhead compensation associated with change orders. The amount sought by American Bridge was approximately $80 million in total. At the time the claim was recorded, management concluded that the criteria for inclusion in the transaction price were met and that the claim represented a valid contract asset because the collectability of the amount of consideration was probable. The Company deemed the amount collectable to be $40.3 million. Additionally, there was $6.4 million in retainage that CLJV did not release to the Company.

CLJV and the Washington State Convention Center (“WSCC”) submitted a counterclaim totaling approximately $58 million, alleging that American Bridge delayed completion of the project by failing to meet the CLJV schedule, which in turn caused delays to CLJV and other subcontractors.

On December 1, 2025, we received an adverse ruling in the case of American Bridge Company v. Clark/Lewis Joint Venture, et al. In this litigation, the Superior Court of the State of Washington for King County, by order dated January 15, 2026, ruled in favor of CLJV and entered a judgment against American Bridge and certain of its sureties, jointly and severally, in the principal amount of $57.1 million. Interest and fees were assessed by the court at a later date. The order of the court constituted a change in facts and circumstances that significantly impacted American Bridge’s enforceable right to consideration. Because the adverse ruling made the likelihood of recovering the claimed amount and collectability of the related consideration no longer probable, the Company derecognized contract assets as of December 31, 2025 on our consolidated balance sheet, resulting in a $40.3 million non-cash charge to revenue on our consolidated statement of operations for the year ended December 31, 2025.

In connection with the adverse ruling, the judge entered a sanctions order totaling $4.8 million on December 12, 2025.

While the Company intended to appeal the adverse ruling and the sanctions order, certain of its sureties subsequently entered into negotiations with CLJV on behalf of the Company in accordance with certain rights available to the sureties under certain General Indemnity Agreements (“GIAs”). On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project. The Company and the sureties are negotiating repayment terms for amounts paid by the sureties on behalf of the

Company under a long-term financing agreement. The sureties have agreed to forbear on seeking repayment for these amounts until at least May 13, 2027. The $89.1 million is included in surety payable on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

The Company continues to pursue all legal options and the parties continue to exchange information and engage in meetings.

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of March 31, 2026, and December 31, 2025. We have agreed to indemnify our sureties if they experience a loss on the bonds of any of our affiliates. Collectively, Berkshire, Zurich and Markel have advanced an aggregate of approximately $139.2 million and $14.1 million as of March 31, 2026 and December 31, 2025, respectively, to support bonded project obligations and ongoing project performance. These amounts are included in surety payable on our unaudited condensed consolidated balance sheets. Repayment of these amounts is not required prior to at least May 13, 2027.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

The federal statutory tax rate is 21%. Southland’s effective tax rate was (0.1%) and 10.1% for the three months ended March 31, 2026 and 2025, respectively. The primary differences between the statutory rate and the effective rate for the three months ended March 31, 2026, were adjustments to valuation allowances recorded. The primary differences between the statutory rate and the effective rate for the three months ended March 31, 2025, were state income taxes, adjustments to valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of March 31, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of March 31, 2026, the Company has recorded a valuation allowance of approximately $123.8 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of March 31, 2026, the Company has a valuation allowance in the amount of $8.3 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized. As of March 31, 2026, the valuation allowance related to United Kingdom operations is $16.0 million.

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

As of March 31, 2026, Southland had $1.9 billion of RUPO. The Company expects to recognize approximately 38% of its RUPO as revenue during the next twelve months, and the balance by 2031. Unforeseen events and circumstances such as schedule delays, regulatory requirements, project specific issues, or other reasons can alter the timing of satisfaction of our RUPO.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of March 31, 2026, and December 31, 2025, consisted of the following:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Costs in excess of billings	$344,381	$343,605
Costs to fulfill contracts, net	22,050	23,002
Contract assets	$366,431	$366,607

Costs and estimated earnings on uncompleted contracts were as follows as of March 31, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$8,270,989	$8,078,898
Estimated earnings	52,969	50,182
Costs incurred and estimated earnings	8,323,958	8,129,080
Less: billings to date	(8,206,286)	(8,038,018)
Costs to fulfill contracts, net	22,050	23,002
Net contract position	$139,722	$114,064

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	March 31, 2026	December 31, 2025
Contract assets	$366,431	$366,607
Contract liabilities	(226,709)	(252,543)
Net contract position	$139,722	$114,064

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of March 31, 2026 and December 31, 2025, we have recorded $372.2 million and $382.3 million, respectively, related to Unresolved Contract Modifications.

On January 1, 2026, we had contract liabilities of $252.5 million, of which $142.5 million was recognized as revenue during the three months ended March 31, 2026.

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

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of March 31, 2026, and March 31, 2025.

We own a 70.0% interest in the Southland Astaldi joint venture as of March 31, 2026, and March 31, 2025.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work.  At March 31, 2026, American Bridge was responsible for approximately 82% of the total contracted work.

We consolidated each of Oscar Renda Contracting of Canada, Southland Astaldi joint venture, and American Bridge/Commodore joint venture as a result of our control over the joint venture operations. We have fully consolidated revenue, cost of construction, and other costs on our unaudited condensed consolidated statements of operations and balances on the unaudited condensed consolidated balance sheets.

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Accounts payable balance due to this subcontractor was $3.7 million as of March 31, 2026 and December 31, 2025. Southland enters into agreements with this related party through a competitive bidding process and have substantially the same as terms the Company would enter into with a similar, unrelated party.

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million. The Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officer, Rudy Renda, hold a combined 25% indirect minority interest in the entity that purchased the real estate. For the three months ended March 31, 2026 and 2025, the Company paid $1.2 million and $1.4 million, respectively, to this related party in accordance with the real estate purchase agreement.

In the first quarter of 2026, the Company’s Chief Executive Officer, Frank Renda, Co-Chief Operating Officer Tim Winn, and Co-Chief Operating Officer, Rudy Renda, agreed to collateralize bonds issued in favor of the Company in the form of a cash deposit in the amount of $1.5 million.

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 1,037,722 remained available as of March 31, 2026.

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

A summary of the changes in our RSUs during the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	786,286	$3.93	599,547	$5.31
Granted	—	—	139,720	2.99
Vested	(85,184)	1.32	(50,658)	3.09
Forfeited	(23,433)	3.30	(44,346)	4.58
Canceled	(26,324)	1.32	(36,009)	3.09
Outstanding, ending balance	651,345	$4.11	608,254	$4.41

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

A summary of the changes in our PSUs during the three months ended March 31, 2026 and 2025 is as follows:

	March 31, 2026		March 31, 2025
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	173,690	$4.58	304,880	$4.58
Granted	—	—	—	—
Forfeited	(86,845)	4.58	(131,190)	4.58
Outstanding, ending balance	86,845	$4.58	173,690	$4.58

Compensation cost was $0.5 million for each of the three months ended March 31, 2026 and 2025, which is included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

As of March 31, 2026, there was a total of $2.0 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.1 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:
Net loss	$(28,178)	$(2,786)
Less net income attributable to noncontrolling interests	174	1,766
Net loss attributable to common stockholders, basic and diluted	(28,352)	(4,552)

Denominator:
Weighted average common shares outstanding — basic	54,119,661	53,961,744
Weighted average common shares outstanding — diluted	54,119,661	53,961,744

Net loss per share — basic	$(0.52)	$(0.08)
Net loss per share — diluted	$(0.52)	$(0.08)

As the average market price of common stock for the three months ended March 31, 2026 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three months ended March 31, 2026 and 2025, the potential dilution from unvested RSUs converting into 651,345 shares and 559,992 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

More information about our accounting policies can be found in Note 2 of our audited consolidated financial statements, and Management’s Discussion and Analysis, for the year ended December 31, 2025 on our Annual Report on Form 10-K, as filed with the SEC on March 26, 2026.

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

For the three months ended March 31, 2026, M&P contributed $11.0 million to revenue and $13.1 million to gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $18.1 million to revenue and $9.1 million to gross loss for the three months ended March 31, 2025. As of March 31, 2026, approximately 3.8% of Southland’s backlog was in M&P and Southland estimates most of this work to be substantially completed in 2026.

Results of Operations

The following table sets forth summary financial information for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Revenue	$172,405	$239,486
Cost of construction	177,161	218,006
Gross profit (loss)	(4,756)	21,480
Selling, general, and administrative expenses	14,943	16,465
Operating income (loss)	(19,699)	5,015
Gain on investments, net	147	17
Other income, net	74	743
Interest expense	(8,681)	(8,874)
Losses before income taxes	(28,159)	(3,099)
Income tax expense (benefit)	19	(313)
Net loss	(28,178)	(2,786)
Net income attributable to noncontrolling interests	174	1,766
Net loss attributable to Southland Stockholders	$(28,352)	$(4,552)

Revenue

Revenue for the three months ended March 31, 2026, was $172.4 million, a decrease of $67.1 million, or 28.0%, compared to the three months ended March 31, 2025. The decrease was attributable to a $68.0 million decrease in revenue in our Transportation segment primarily due to projects approaching completion, offset by a $0.9 million increase in revenue in our Civil segment primarily due to a new project substantially started after March 31, 2025.

Cost of construction

Cost of construction for the three months ended March 31, 2026, was $177.2 million, a decrease of $40.8 million, or 18.7%, compared to the three months ended March 31, 2025. The decrease was attributable to a $49.7 million decrease in our Transportation segment primarily due to projects approaching completion, offset by an $8.9 million increase in our Civil segment primarily due to new projects substantially started after March 31, 2025.

Gross profit (loss)

Gross loss for the three months ended March 31, 2026, was $4.8 million, a decrease in gross profit of $26.2 million, or 122.1%, compared to the three months ended March 31, 2025. The decrease was attributable to an $18.2 million increase in gross loss in our Transportation segment primarily due to unfavorable adjustments related to unfavorable dispute resolutions and an $8.0 million decrease in gross profit in our Civil segment primarily due to higher-than-expected project costs.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended March 31, 2026, were $14.9 million, a decrease of $1.5 million, or 9.2%, compared to the three months ended March 31, 2025. The decrease was primarily due to a $2.4 million decrease in compensation expense, a $0.6 million decrease in professional fees and a $0.5 million decrease in real estate and personal property taxes, offset by a $2.1 million increase in business transformation expenses, compared to the same period in 2025.

Interest expense

Interest expense for the three months ended March 31, 2026, was $8.7 million, a decrease of $0.2 million, or 2.2%, compared to the three months ended March 31, 2025. The decrease was primarily driven by the decrease of total debt compared to the same period in 2025.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of March 31, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of March 31, 2026, the Company has recorded a valuation allowance of approximately $123.8 million, inclusive of current year, related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized

Income tax expense for the three months ended March 31, 2026, had an effective rate of (0.1%). The primary differences between the federal statutory tax rate of 21% and the effective rate were valuation allowance adjustments against subsidiaries’ net deferred tax assets and state income taxes.

Income tax benefit for the three months ended March 31, 2025, had an effective rate of 10.1%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of a valuation allowance against certain subsidiaries’ net deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with a zero tax rate; however, that foreign income is included within U.S. taxable income through global intangible low taxed income (“GILTI”), and the impact of worldwide forecast on the interim calculations under ASC 740.

Segment Results

The following table sets forth segment information for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	March 31, 2026		March 31, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$103,792	60.2%	$102,916	43.0%
Transportation	68,613	39.8%	136,570	57.0%
Total revenue	$172,405	100.0%	$239,486	100.0%

	Three Months Ended
(Amounts in thousands)	March 31, 2026		March 31, 2025
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,652	14.1%	$22,631	22.0%
Transportation	(19,408)	(28.3)%	(1,151)	(0.8)%
Gross profit (loss)	$(4,756)	(2.8)%	$21,480	9.0%

Civil

Revenue for the three months ended March 31, 2026, was $103.8 million, an increase of $0.9 million, or 0.9%, compared to the three months ended March 31, 2025. The increase was primarily attributable to increased revenues of $14.3 million from a data center project in the West due to the project being substantially started after March 31, 2025, offset by a $6.4 million decrease from a tunnel project in the West due to the project approaching completion and a $6.2 million decrease from a water facility project in the Northwest due to the project approaching completion.

Gross profit for the three months ended March 31, 2026, was $14.7 million, or 14.1% of segment revenue, compared to gross profit of $22.6 million, or 22.0%, of segment revenue, for the three months ended March 31, 2025. The primary driver to the decrease in gross profit of $8.0 million for the three months ended March 31, 2026 versus the same period in 2025 was primarily due to decreases in gross profit contributions of $3.1 million from a water facility project in the Northwest, $2.9 million from a water pipeline project in the Southwest and $2.7 million from a water treatment plant project in the Southwest, all of which decreased due to higher-than-expected project costs.

Transportation

Revenue for the three months ended March 31, 2026, was $68.6 million, a decrease of $68.0 million, or 49.8%, compared to the three months ended March 31, 2025. The decrease was primarily attributable to decreased revenues of $23.6 million from an elevated roadway and bridge project in the Southeast, $9.0 million from a project in the Bahamas, $5.0 million from a Bridge project in the Southeast and $4.7 million from a bridge repair project in the West, all of which decreased due to the projects approaching completion. The decrease was also primarily related to decreased revenues of $13.0 million from a canal widening project in the South due to an unfavorable adjustment related to dispute resolutions and $7.1 million from the M&P business line.

Gross loss for the three months ended March 31, 2026, was $19.4 million, or (28.3)% of segment revenue, compared to gross loss of $1.2 million, or (0.8)% of segment revenue, for the three months ended March 31, 2025. The primary driver to the increase in gross loss of $18.3 million was primarily due to decreases in profit contributions of $13.0 million from a canal widening project in the South and $6.4 million from a M&P project in the Southeast, both due to unfavorable adjustments related to dispute resolutions.

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

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Net loss attributable to Southland Stockholders	$(28,352)	$(4,552)
Depreciation and amortization	5,644	6,525
Income tax expense (benefit)	19	(313)
Interest expense	8,681	8,874
Interest income	(98)	(450)
EBITDA	(14,106)	10,084

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

(Amounts in thousands)
Balance December 31, 2025	$2,031,080
New contracts, change orders, and adjustments	18,887
Less: contract revenue recognized in 2026	(172,405)
Balance March 31, 2026	$1,877,562

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2025	$798,818
New contracts, change orders, and adjustments	8,060
Less: contract revenue recognized in 2026	(103,170)
Balance March 31, 2026	$703,708

Transportation

(Amounts in thousands)
Balance December 31, 2025	$1,232,262
New contracts, change orders, and adjustments	10,827
Less: contract revenue recognized in 2026	(69,235)
Balance March 31, 2026	$1,173,854

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, including amounts funded to support projects under certain GIAs, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On May 1, 2026, the closing price of our common stock was $1.18 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash, and other financing sources will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, and scheduled debt service.

Our current and future liquidity is greatly dependent upon our operating results, which are largely determined by overall economic conditions, our current contracts and Backlog. Our liquidity could be adversely affected by a disruption in the availability of credit. If such an event were to occur, we may be required to seek additional financing. In addition, we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. We may also seek to access the public or private equity markets to support our liquidity whenever required or conditions are favorable to us. We have filed a shelf registration statement on Form S-3 with the SEC that was declared effective by the SEC on April 8, 2024 (File No. 333-278008), which allows us to offer and sell up to an aggregate amount of $150.0 million of any combination of common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, or units of these securities from time to time subject to Instruction I.B.6 to Form S-3 which limits the aggregate market value of securities we may sell during any 12 consecutive months to one-third of our public float for so long as our public float is less than $75.0 million. There can be no assurance that we will be able to raise additional capital or obtain additional financing when needed or on terms that are favorable to us.

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

Following the adverse ruling, certain sureties of the Company purchased and assumed rights and obligations as lenders under the Company’s Credit Agreement. In connection with the sureties’ assumption of rights and obligations under the Credit Agreement, the Company entered into side letters with the sureties, pursuant to which the sureties waived all events of default and breaches of covenants and all principal and interest payments under the Credit Agreement until maturity.

Additionally, under existing GIAs, certain sureties advanced funds to support bonded project obligations and ongoing project performance. As of March 31, 2026 and December 31, 2025, the sureties had advanced $139.2 million and $14.1 million, respectively. These amounts are included in surety payable on our unaudited condensed consolidated balance sheets. Repayment of these amounts is not required prior to at least May 13, 2027.

On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project. Certain sureties of the Company previously paid a portion of the judgement against the Company and are required to pay an additional amount under the settlement agreement. The Company and the sureties are negotiating repayment terms for the amounts paid by the sureties on behalf of the Company under a long-term financing agreement. The sureties have agreed to forbear on seeking repayment for these amounts until at least May 13, 2027. The $89.1 million judgment is included in surety payable on our unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Based on the Company’s current cash position, expected operating cash flows, existing backlog, and the actions taken by management to address recent liquidity challenges, management believes that the Company has sufficient liquidity to meet its operational and financial obligations as they come due for at least the next twelve months.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	March 31, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$(133,865)	$6,429
Net cash provided by investing activities	1,319	1,117
Net cash provided by (used in) financing activities	96,987	(13,989)
Effect of exchange rate changes	43	(2)
Net change in cash, cash equivalents, and restricted cash	$(35,516)	$(6,445)

Net cash used in operating activities was $133.9 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, the primary drivers in cash used in operating activities were a decrease of $104.1 million in accounts payable, retainage payable and accrued liabilities and $28.2 million in net loss. Net cash provided by operating activities was $6.4 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash provided by operating activities were an increase of $10.4 million in accounts payable and accrued liabilities, a decrease of $8.6 million in accounts receivable, and an increase of $6.9 million in contract liabilities, offset by an increase of $10.7 million in contract assets and an increase of $7.5 million in other current assets.

Net cash provided by investing activities was $1.3 million during the three months ended March 31, 2026. During the three months ended March 31, 2026, the primary drivers in cash provided by investing activities were $1.0 million in proceeds from sale of property and equipment and by $0.3 million in distributions from other investments. Net cash provided by investing activities was $1.1 million during the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash provided by investing activities were $2.9 million in proceeds from sale of property and equipment offset by $1.8 million in purchases of property and equipment.

Net cash provided by financing activities was $97.0 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, the primary drivers in cash provided by financing activities were $125.1 million in proceeds from advancement of surety funds, offset by $27.4 million in payments on notes payable. Net cash used in financing activities was $14.0 million for the three months ended March 31, 2025. During the three months ended March 31, 2025, the primary drivers in cash used in financing activities were $13.6 million in payments on notes payable and $0.3 million in payments of finance lease and financing obligations.

As of March 31, 2026, we had total debt of $230.8 million, of which $56.1 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of March 31, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

After giving effect to the Assignment and Assumption Agreement (defined below), the Credit Facility has a maturity date of September 30, 2028.

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

On March 17, 2026, the Company entered into an assignment and assumption (the “Assignment and Assumption Agreement”) with Callodine Commercial Finance, LLC (the “Resigning Agent”), solely in its capacity as “Agent” under the Credit Agreement, lenders party to the Credit Agreement (individually, an “Assignor,” and collectively, the “Assignors”), the assignees parties thereto (individually, an “Assignee,” and collectively, the “Assignees”), and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent. The Assignees include the surety providers of the Company, Berkshire Hathaway Specialty Insurance Company (“Berkshire”), Markel Insurance Company (“Markel”) and Zurich American Insurance Company (“Zurich”), Western Surety Company, Euler Hermes North America Insurance Company, Federal Insurance Company, and Hartford Fire Insurance Company.

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

Additionally, pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all defaults and potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of March 31, 2026 or December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

As of March 31, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended, and after giving effect to the waiver granted by the sureties.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of March 31, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 – “Commitments and Contingencies”, included in the notes to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2025.

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
10.1*

Settlement Agreement and Release of Claims dated as of March 27, 2026, by and among Clark/Lewis, a Joint Venture; American Bridge Company; the sureties issuing Payment and Performance Bond Nos. 9196529/387007832 on behalf of American Bridge, Zurich American Insurance Company, Fidelity and Deposit Company of Maryland, and Liberty Mutual Insurance Company; the Washington State Convention Center; and Smith Currie Oles LLP.

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 12, 2026

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)