Form 10-Q
period 2026-06-30
Southland Holdings, Inc.
filed 2026-08-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

As of August 4, 2026, there were 54,435,257 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$34,878	$52,713
Restricted cash	10,845	14,755
Accounts receivable, net	108,371	145,031
Retainage receivables	93,368	101,779
Contract assets	272,344	389,362
Other current assets	26,771	30,326
Total current assets	546,577	733,966

Property and equipment, net	94,580	107,305
Right-of-use assets	8,282	10,524
Investments - unconsolidated entities	126,824	129,696
Investments - limited liability companies	2,262	2,323
Investments - private equity	2,452	2,588
Deferred tax asset	1,049	3
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	—	167
Total noncurrent assets	238,157	255,314
Total assets	$784,734	$989,280

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$80,538	$224,915
Retainage payable	28,657	36,977
Accrued liabilities	61,433	80,011
Current portion of long-term debt	58,041	53,731
Short-term operating lease liabilities	5,934	6,808
Contract liabilities	194,416	252,543
Total current liabilities	429,019	654,985

Long-term debt	148,754	203,971
Long-term operating lease liabilities	13,871	16,403
Deferred tax liabilities	2,311	3,032
Financing obligations, net	41,394	41,440
Long-term accrued liabilities	58,075	58,075
Surety payable	298,900	103,205
Other noncurrent liabilities	40,594	40,675
Total long-term liabilities	603,899	466,801
Total liabilities	1,032,918	1,121,786

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,435,257 and 54,113,036 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	294,022	293,237
Accumulated deficit	(543,777)	(431,158)
Accumulated other comprehensive loss	(3,783)	(3,018)
Total stockholders' equity (deficit)	(253,533)	(140,934)
Noncontrolling interest	5,349	8,428
Total equity (deficit)	(248,184)	(132,506)
Total liabilities and equity	$784,734	$989,280

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands except shares and per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$113,306	$215,382	$285,711	$454,868
Cost of construction	184,539	202,414	361,700	421,421
Gross profit (loss)	(71,233)	12,968	(75,989)	33,447
Selling, general, and administrative expenses	16,705	13,572	31,648	30,037
Operating income (loss)	(87,938)	(604)	(107,637)	3,410
Gain on investments, net	67	59	214	76
Other income, net	6,447	577	6,521	2,321
Interest expense	(7,336)	(9,983)	(16,017)	(18,857)
Losses before income taxes	(88,760)	(9,951)	(116,919)	(13,050)
Income tax expense (benefit)	(1,612)	(61)	(1,593)	(374)
Net loss	(87,148)	(9,890)	(115,326)	(12,676)
Net income (loss) attributable to noncontrolling interests	(2,881)	416	(2,707)	2,182
Net loss attributable to Southland Stockholders	$(84,267)	$(10,306)	$(112,619)	$(14,858)

Net loss per share attributable to common stockholders
Basic	$(1.55)	$(0.19)	$(2.08)	$(0.28)
Diluted	$(1.55)	$(0.19)	$(2.08)	$(0.28)
Weighted average shares outstanding
Basic	54,248,867	54,008,088	54,184,621	53,985,325
Diluted	54,248,867	54,008,088	54,184,621	53,985,325

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(87,148)	$(9,890)	$(115,326)	$(12,676)
Foreign currency translation adjustment, net of tax	(682)	2,482	(920)	2,164
Comprehensive loss, net of tax	(87,830)	(7,408)	(116,246)	(10,512)
Comprehensive income (loss) attributable to noncontrolling interest	(2,954)	823	(2,862)	2,600
Comprehensive loss attributable to Southland Stockholders	$(84,876)	$(8,231)	$(113,384)	$(13,112)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Six Months Ended June 30, 2026
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2025	—	54,113,036	$—	$5	$(3,018)	$293,237	$(431,158)	$8,428	$(132,506)
Issuance of shares - RSUs, net of tax	—	85,184	—	—	—	(30)	—	—	(30)
Share based compensation	—	—	—	—	—	530	—	—	530
Distributions to members	—	—	—	—	—	—	—	(217)	(217)
Net income (loss)	—	—	—	—	—	—	(28,352)	174	(28,178)
Other comprehensive loss	—	—	—	—	(156)	—	—	(82)	(238)
Balance as of March 31, 2026	—	54,198,220	$—	$5	$(3,174)	$293,737	$(459,510)	$8,303	$(160,639)
Issuance of shares - RSUs	—	237,037	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	285	—	—	285
Net loss	—	—	—	—	—	—	(84,267)	(2,881)	(87,148)
Other comprehensive loss	—	—	—	—	(609)	—	—	(73)	(682)
Balance as of June 30, 2026	—	54,435,257	$—	$5	$(3,783)	$294,022	$(543,777)	$5,349	$(248,184)

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

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(115,326)	$(12,676)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,081	11,901
Amortization of deferred financing costs	942	916
Bad debt expense	3,173	—
Deferred taxes	(1,698)	(50)
Share based compensation	815	692
Gain on sale of assets	(6,066)	(1,417)
Foreign currency remeasurement (gain) loss	73	(73)
Loss (earnings) from equity method investments	659	(1,503)
Gain on trading securities, net	(215)	(76)
Changes in assets and liabilities:
Accounts and retainage receivables	64,489	49,131
Contract assets	94,254	(46,552)
Other current assets	3,555	(10,378)
Right-of-use assets	2,242	4,763
Accounts payable, retainage payable and accrued liabilities	(170,973)	12,328
Contract liabilities	(58,129)	1,222
Operating lease liabilities	(2,383)	(4,742)
Other	1,617	(2,490)
Net cash provided by (used in) operating activities	(171,890)	996

Cash flows from investing activities:
Purchase of property and equipment	(384)	(2,885)
Proceeds from sale of property and equipment	7,597	3,448
Distributions from other investments	351	195
Return of investment in limited liability company	61	—
Net cash provided by investing activities	7,625	758

Cash flows from financing activities:
Payments on notes payable	(51,841)	(25,150)
Payments of deferred financing costs	—	(295)
Payments from (to) related parties	(1)	4
Payments on finance lease and financing obligations	(1,073)	(539)
Distribution to members	(217)	—
Payment of taxes related to net share settlement of RSUs	(30)	(121)
Proceeds from advancement of surety funds	195,696	—
Net cash provided by (used in) financing activities	142,534	(26,101)

Effect of exchange rate on cash	(14)	82

Net decrease in cash and cash equivalents and restricted cash	(21,745)	(24,265)
Beginning of period	67,468	87,561
End of period	$45,723	$63,296

Supplemental cash flow information
Cash paid for income taxes	$762	$578
Cash paid for interest	$12,454	$18,047
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$636	$10
Assets obtained in exchange for notes payable	$—	$3,016

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland (“Southland Membership Interests”). Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

Prior to the Merger, Southland LLC declared a $50.0 million dividend to be payable to Southland Members, which is recorded in other noncurrent liabilities on the unaudited condensed consolidated balance sheets. Southland Members, in lieu of cash payment, agreed to receive a promissory note for payment in the future. The notes have a four-year term and accrue interest at 7.0%. Southland, at its discretion, may make interim interest and principal payments during the term. In December 2024, the Company exchanged $6.8 million of these promissory notes and accrued interest thereupon due to the Chief Executive Officer, Frank Renda, and Co-Chief Operating Officers, Tim Winn and Rudy Renda, in exchange for shares of common stock. In December 2025, the related interest payments on these notes were suspended.

Immediately after giving effect to the Business Combination, there were 44,407,831 shares of common stock and 14,385,500 warrants outstanding, each exercisable for a share of common stock at an exercise price of $11.50 per share (including public and private placement warrants) (each a “Warrant” and together, collectively, the “Warrants”).

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2025, have been derived from the Form 10-K filed on March 26, 2026. The Company’s financial condition as of June 30, 2026, and operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

The unaudited condensed consolidated financial statements include the accounts of Southland Holdings, Inc., and our majority-owned and controlled subsidiaries and affiliates, as detailed below. All significant intercompany transactions are eliminated in consolidation. Investments in non-construction-related partnerships and less-than-majority owned subsidiaries that we do not control, but where we have significant influence, are accounted for under the equity method. Certain construction related joint ventures and partnerships that we do not control, nor do we have significant influence, are accounted for under the equity method for the balance sheet and under the proportionate consolidation method for the statement of operations.

Liquidity

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management has evaluated whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months after the date these financial statements are issued.

As of June 30, 2026, the Company had cash and cash equivalents of $34.9 million and positive working capital of $117.6 million.

During the fourth quarter of the year ended December 31, 2025, the Company experienced certain liquidity challenges resulting primarily from an adverse court ruling related to the Washington Convention Center Project (“WSCC”). The ruling resulted in a judgment of approximately $89.1 million, inclusive of principal, fees, and interest. The ruling limited the Company’s enforceable right to recover amounts previously expected to be realized from claims associated with the project.

Following the adverse ruling, certain sureties of the Company purchased and assumed rights and obligations as lenders under the Company’s Credit Agreement (defined in Note 5). In connection with the assumption of these rights and obligations, the Company entered into side letters with the sureties, pursuant to which the sureties waived all events of default and breaches of covenants and all principal and interest payments under the Credit Agreement until maturity.

In addition, under existing General Indemnity Agreements (“GIAs”), certain sureties advanced funds to support bonded project obligations and ongoing project performance. Certain sureties also funded a portion of the WSCC judgment and are obligated to fund additional amounts pursuant to a settlement agreement entered into by the Company on March 27, 2026. The Company and the sureties are negotiating repayment terms for outstanding amounts owed to the sureties, including amounts paid by the sureties on behalf of the Company, under a long-term financing arrangement.

As of June 30, 2026 and December 31, 2025, the Company had aggregate surety payables of $298.9 million and $103.2 million, respectively, consisting of advances made under GIAs and amounts funded or payable by the sureties related to the WSCC Project. These amounts are included in surety payable on the unaudited condensed consolidated balance sheets. The sureties have agreed to forbear from seeking repayment of these amounts until at least August 13, 2027.

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

(Amounts in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents at beginning of period	$52,713	$72,185
Restricted cash at beginning of period	14,755	15,376
Total cash, cash equivalents, and restricted cash at beginning of period	$67,468	$87,561

Cash and cash equivalents at end of period	$34,878	$52,713
Restricted cash at end of period	10,845	14,755
Total cash, cash equivalents, and restricted cash at end of period	$45,723	$67,468

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and six months ended June 30, 2026 and 2025, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and six months ended June 30, 2026 and 2025, we did not identify any triggering events that would require a quantitative assessment.

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

As of January 1, 2025, we had accounts receivable, net and retainage receivables of $151.7 million and $112.3 million, respectively, with changes during 2025 and 2026 primarily due to the timing of billings and collections under our customer contracts.

As of June 30, 2026, and December 31, 2025, we had an allowance for credit losses of $4.0 million and $3.0 million, respectively.

Real Estate Transaction

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million (see Note 11). The transaction was accounted for as a failed sale-leaseback in accordance with ASC 842. As a result, the assets remain on the consolidated balance sheets at their historical net book values. A financing obligation liability was recognized in the amount of $42.5 million with an interest rate of 8.90%. The financing obligation has a maturity date of July 2044. The Company will not recognize rent expenses related to the leased assets. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability. For the three and six months ended June 30, 2026, interest expense related to the real estate transaction was $1.0 million and $1.9 million, respectively. For the three and six months ended June 30, 2025, interest expense related to the real estate transaction was $1.0 million and $1.9 million, respectively.

As of June 30, 2026, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06 “Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” which amends GAAP to include 14 disclosure requirements that are currently required under SEC Regulation S-X or Regulation S-K. Each amendment will be effective on the date on which the SEC removes the related disclosure requirement from SEC Regulation S-X or Regulation S-K. The Company has evaluated the new standard and determined that it will have no material impact on its consolidated financial statements or disclosures since the Company is already subject to the relevant SEC disclosure requirements.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 26, 2026, and contained elsewhere herein, other than the policy for warrants, which is included below. For the three and six months ended June 30, 2026, there were no significant changes in our use of estimates or significant accounting policies.

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

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of June 30, 2026, and December 31, 2025, were as follows:

	As of
	June 30, 2026
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,452	$—	$—	$2,452
Total noncurrent	2,452	—	—	2,452
Overall Total	$2,452	$—	$—	$2,452

	As of
	December 31, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,588	$—	$—	$2,588
Total noncurrent	2,588	—	—	2,588
Overall Total	$2,588	$—	$—	$2,588

Note 4. Revenue

Revenue is recognized over time using the input method in accordance with ASC 606, measured by the percentage of cost incurred to date to the estimated total cost for each contract. This method is used because we believe expended cost to be the best available measure of progress on contracts.

Our contracts are primarily in the form of firm fixed-price and fixed-price per unit. A large portion of our contracts have scope defined adequately, which allows us to estimate total contract value upon the signing of a new contract. Upon signing a new contract, we allocate the total consideration across various contractual promises to transfer a distinct good or service to a customer. These are grouped into specific performance obligations. This process requires significant management judgment. Most of our contracts have a single performance obligation. For contracts with multiple performance obligations, we allocate the total transaction price based on the estimated standalone selling price, which is the total project costs plus a budgeted margin percentage, for each of the performance obligations.

Revenue is recognized when, or as, the performance obligations are satisfied. Our contracts do not include a significant financing component. Costs to obtain contracts are generally not significant and are expensed in the period incurred.

Estimating cost to complete of long-term contracts involves a significant amount of estimation and judgment. For long-term contracts, we use the calculated transaction price, estimated cost to complete the project, and the total costs incurred on the project to date to calculate the percentage of the project that is complete. The estimated costs to complete the project and the estimated transaction price can change due to unforeseen events that can either increase or decrease the margin on a particular project.

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

Many of our contracts require contract modifications resulting from a change in contract scope or requirements. Change orders are issued to document changes to the original contract. We can have approved and unapproved change orders. Unapproved change orders are contract modifications for which we or our customers have not agreed to terms, scope and price. Contract modifications are necessary for many reasons, including but not limited to, changes to the contract specifications or design from the customer, modification to the original scope, changes to engineering drawings, or other required deviation from the original construction plan. Contract modifications that are out of our control may also be necessary for reasons including, but not limited to, rain or other weather delays, incomplete, insufficient, inaccurate engineering drawings, different site conditions from information made available during the estimating process, or other reasons. An unapproved change order may turn into a formal claim if we cannot come to an agreement with the owner but are contractually entitled to recovery of costs and profits for work performed. Costs incurred related to contract modifications are included in the estimated costs to complete and are treated as project costs when incurred. Unless the contract modification is distinct from the other goods and services included within the project, the contract modification is accounted for as part of the existing contract. The effect of any modifications on the transaction price, and our measure of the percentage-of-completion on specific performance obligations for which the contract modification relates, is recognized as a cumulative catch-up adjustment to revenue recognized. In some cases, contract modifications may not be fully settled until after the completion of work as specified in the original contract.

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $103.3 million and $143.0 million for the three and six months ended June 30, 2026, respectively. Adjustments in contract estimates resulted in a decrease in gross profit of $13.4 million and $26.7 million for the three and six months ended June 30, 2025, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision included in accrued liabilities on the unaudited condensed consolidated balance sheets. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of June 30, 2026 and December 31, 2025, we had $4.8 million and $7.6 million, respectively, in accrued loss provisions.

We estimate the likelihood of collection during the bidding process for new contracts. Customers with a history of late or non-payment are typically avoided in the bidding process. We consider the necessity for write-down of receivable balances in conjunction with GAAP when evaluating our estimates of transaction price and estimated costs to complete our projects.

We bill our customers in conjunction with our contract terms. Our contracts have three main categories, (i) contracts that are billed based on a specific timeline, (ii) contracts that are billed upon the completion of certain phases of work, or milestones, and (iii) contracts that are billed as services are provided. Some of our contracts are billed following the recognition of certain revenue. This creates an asset on our unaudited condensed consolidated balance sheets captioned “contract assets.” Other contracts’ schedules allow us to bill customers prior to recognizing revenue creating a liability on our unaudited condensed consolidated balance sheets captioned “contract liabilities.”

Segments

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

We do not have material intersegment revenue or gross profit. Joint ventures are classified into the segment with which the projects align.

Segment Revenue

Revenue by segment for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$40,987	36.2%	$81,530	37.9%	$144,779	50.7%	$184,446	40.5%
Transportation	72,319	63.8%	133,852	62.1%	140,932	49.3%	270,422	59.5%
Total revenue	$113,306	100.0%	$215,382	100.0%	$285,711	100.0%	$454,868	100.0%

Segment Cost of Construction

Cost of construction by segment three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		% of Total		% of Total		% of Total		% of Total
	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of
Segment	Construction	Construction	Construction	Construction	Construction	Construction	Construction	Construction
Civil	$68,061	36.9%	$67,273	33.2%	$157,201	43.5%	$147,680	35.0%
Transportation	116,478	63.1%	135,141	66.8%	204,499	56.5%	273,741	65.0%
Total cost of construction	$184,539	100.0%	$202,414	100.0%	$361,700	100.0%	$421,421	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three Months Ended				Six Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Loss	Revenue	Gross Profit	Revenue	Gross Loss	Revenue	Gross Profit	Revenue
Civil	$(27,074)	(66.1)%	$14,257	17.5%	$(12,422)	(8.6)%	$36,766	19.9%
Transportation	(44,159)	(61.1)%	(1,289)	(1.0)%	(63,567)	(45.1)%	(3,319)	(1.2)%
Gross profit (loss)	$(71,233)	(62.9)%	$12,968	6.0%	$(75,989)	(26.6)%	$33,447	7.4%

Revenue earned outside of the United States was 15% for both the three months ended June 30, 2026 and 2025. Revenue earned outside of the United States was 12% and 15% for the six months ended June 30, 2026 and 2025, respectively.

A reconciliation of gross profit (loss) from segments to losses before income taxes is as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross profit (loss) from segments	(71,233)	12,968	(75,989)	33,447
Selling, general, and administrative expenses	16,705	13,572	31,648	30,037
Total operating income (loss)	(87,938)	(604)	(107,637)	3,410
Gain on investments, net	67	59	214	76
Other income, net	6,447	577	6,521	2,321
Interest expense	(7,336)	(9,983)	(16,017)	(18,857)
Losses before income taxes	$(88,760)	$(9,951)	$(116,919)	$(13,050)

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of June 30, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Secured notes	$210,597	$262,367
Mortgage notes	263	307
Total debt	210,860	262,674
Unamortized deferred financing costs	(4,065)	(4,972)
Total debt, net	206,795	257,702
Less: Current portion	(58,041)	(53,731)
Total long-term debt	$148,754	$203,971

The weighted average interest rate on total debt outstanding as of June 30, 2026 and December 31, 2025, was 8.95% and 9.18%, respectively.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

Any principal prepayments in the first three years, other than mandatory prepayments pursuant to the Credit Agreement, are subject to additional fees. In the first year, any prepayments incurred fees of 3% or the make-whole premium, whichever was higher. The make-whole premium was the interest and fees that would have been earned for the full year less interest and fees paid to date during the year. In the second and third years, any prepayments incur fees of 2% and 1%, respectively. There will be no fees for any prepayments made in the fourth year.

The Credit Agreement contains customary restrictive covenants and events of default, including financial covenants based on the Company’s Liquidity, as defined in the Credit Agreement, and trailing twelve-month earnings before interest expense, income taxes, depreciation and amortization (the “TTM EBITDA Covenants”). The TTM EBITDA Covenants are tested and the Company must comply with the TTM EBITDA Covenants during any period where the Company’s Liquidity falls below $30.0 million until the Company’s Liquidity exceeds $30.0 million for a period of at least 30 days. The Credit Agreement requires the Company to maintain Liquidity of at least $20.0 million at all times. The Credit Agreement also stipulates that the outstanding principal cannot be greater than the specified advance rates against eligible collateral.

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

Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors. In addition, concurrently with the assignment of the Assigned Interests, the Delayed Draw was terminated and of no further force or effect.

Pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all defaults and potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of June 30, 2026 or December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

During the three and six months ended June 30, 2026, the Company paid down $13.6 million and $31.5 million, respectively. As of June 30, 2026, the balance was $96.4 million. During the three and six months ended June 30, 2025, the Company paid down $1.8 million and $5.9 million, respectively.

As of June 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended, and after giving effect to the waiver granted by the sureties.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of June 30, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of June 30, 2026, and December 31, 2025. Our estimates of such matters could change in future periods.

Washington State Convention Center Project

On March 7, 2018, Clark/Lewis Joint Venture (“CLJV”), awarded the Company a subcontract valued at approximately $81.4 million to supply and erect structural steel for the Washington State Convention Center project (“WSCC Project”). Over the course of the WSCC Project, the Company executed change orders and had claims against CLJV due to CLJV’s management of the project, the impacts of COVID-19, and cumulative inefficiencies, which American Bridge believed were caused by CLJV’s site management of multiple subcontractors, an unrealistic project schedule, and the failure to issue time-related overhead compensation associated with change orders. The amount sought by American Bridge was approximately $80 million in total. At the time the claim was recorded, management concluded that the criteria for inclusion in the transaction price were met and that the claim represented a valid contract asset because the collectability of the amount of consideration was probable. The Company deemed the amount collectable to be $40.3 million. Additionally, there was $6.4 million in retainage that CLJV did not release to the Company.

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

While the Company intended to appeal the adverse ruling and the sanctions order, certain of its sureties subsequently entered into negotiations with CLJV on behalf of the Company in accordance with certain rights available to the sureties under certain GIAs. On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project. The Company and the sureties are negotiating repayment terms for amounts paid by the sureties on behalf of the Company under a long-term financing agreement. The sureties have agreed to forbear on seeking repayment for these amounts until at least August 13, 2027. The $89.1 million judgment is included in surety payable on our unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

Surety Bonds

We, as a condition for entering into a substantial portion of our construction contracts, had outstanding surety bonds as of June 30, 2026, and December 31, 2025. We have agreed to indemnify our sureties if they experience a loss on the bonds of any of our affiliates. Collectively, Berkshire, Zurich and Markel have advanced an aggregate of approximately $209.8 million and $14.1 million as of June 30, 2026 and December 31, 2025, respectively, to support bonded project obligations and ongoing project performance. These amounts are included in surety payable on our unaudited condensed consolidated balance sheets. Repayment of these amounts is not required prior to at least August 13, 2027.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

The federal statutory tax rate is 21%. Southland’s effective tax rate was 1.8% and 0.6% for the three months ended June 30, 2026 and 2025, respectively. The primary differences between the statutory rate and the effective rate for the three months ended June 30, 2026, were adjustments to valuation allowances recorded. The primary differences between the statutory rate and the effective rate for the three months ended June 30, 2025, were due to state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). The effective rate was 1.4% and 2.9% for the six months ended June 30, 2026 and 2025, respectively. The primary differences between the statutory rate and the effective rate for the six months ended June 30, 2026, were adjustments to valuation allowances recorded. The primary differences between the statutory rate and the effective rate for the six months ended June 30, 2025, were due to state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of June 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of June 30, 2026, the Company has recorded a valuation allowance of approximately $146.7 million related to its US federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of June 30, 2026, the Company has a valuation allowance in the amount of $8.4 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized. As of June 30, 2026, the valuation allowance related to United Kingdom operations is $16.1 million.

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

As of June 30, 2026, Southland had $1.7 billion of RUPO. The Company expects to recognize approximately 38% of its RUPO as revenue during the next twelve months, and the remaining balance by 2030. Unforeseen events and circumstances such as schedule delays, regulatory requirements, project specific issues, or other reasons can alter the timing of satisfaction of our RUPO.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of June 30, 2026, and December 31, 2025, consisted of the following:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Costs in excess of billings	$252,226	$366,360
Costs to fulfill contracts, net	20,118	23,002
Contract assets	$272,344	$389,362

Costs and estimated earnings on uncompleted contracts were as follows as of June 30, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$8,058,157	$8,078,898
Estimated earnings (losses)	(56,153)	72,937
Costs incurred and estimated earnings (losses)	8,002,004	8,151,835
Less: billings to date	(7,944,194)	(8,038,018)
Costs to fulfill contracts, net	20,118	23,002
Net contract position	$77,928	$136,819

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	June 30, 2026	December 31, 2025
Contract assets	$272,344	$389,362
Contract liabilities	(194,416)	(252,543)
Net contract position	$77,928	$136,819

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved Contract Modifications. As of June 30, 2026 and December 31, 2025, we have recorded $306.4 million and $382.3 million, respectively, related to Unresolved Contract Modifications.

As of January 1, 2025, we had contract assets of $483.2 million, with the changes in 2025 and 2026 primarily driven by the timing of billings and Unresolved Contract Modifications activity.

As of January 1, 2026, we had contract liabilities of $252.5 million, of which $83.4 million and $203.2 million were recognized as revenue during the three and six months ended June 30, 2026, respectively.

As of January 1, 2025, we had contract liabilities of $249.7 million, of which $54.5 million and $175.1 million were recognized as revenue during the three and six months ended June 30, 2025, respectively.

Note 10. Noncontrolling Interests Holders

Southland has several controlling interests including both joint ventures and partnerships. We have controlling interests and allocate earnings and losses in those entities to the noncontrolling interest holders based on our ownership percentages.

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of June 30, 2026, and June 30, 2025.

We own a 70.0% interest in the Southland Astaldi joint venture as of June 30, 2026, and June 30, 2025.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. In June of 2026, American Bridge and Commodore Maintenance Corporation entered into an agreement to remove Commodore Maintenance Corporation from the joint venture.  In connection with the agreement, American Bridge agreed to assume the full interest of the joint venture, including all past, present, and future assets and liabilities. At June 30, 2026, American Bridge was responsible for approximately 93% of the total contracted work.

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

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.9 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $1.6 million for the six months ended June 30, 2026 and 2025. Accounts payable balance due to this subcontractor was $0.1 million as of June 30, 2026 and December 31, 2025. Southland enters into agreements with this related party through a competitive bidding process and have substantially the same as terms the Company would enter into with a similar, unrelated party.

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million. The Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officer, Rudy Renda, hold a combined 25% indirect minority interest in the entity that purchased the real estate. For the three and six months ended June 30, 2026, the Company paid $1.2 million and $2.4 million, respectively, to this related party in accordance with the real estate purchase agreement. For three and six months ended June 30, 2025, the Company paid $1.2 million and $2.5 million, respectively, to this related party in accordance with the real estate purchase agreement.

In the first quarter of 2026, the Company’s Chief Executive Officer, Frank Renda, Co-Chief Operating Officer Tim Winn, and Co-Chief Operating Officer, Rudy Renda, agreed to collateralize bonds issued in favor of the Company in the form of a cash deposit in the amount of $1.5 million.

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 831,071 remained available as of June 30, 2026.

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

A summary of the changes in our RSUs during the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	786,286	$3.93	599,547	$5.31
Granted	211,651	1.35	582,868	3.56
Vested	(322,221)	1.02	(176,525)	3.55
Forfeited	(28,433)	3.54	(217,759)	4.84
Canceled	(26,324)	1.32	(38,814)	3.12
Outstanding, ending balance	620,959	$2.84	749,317	$3.91

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

A summary of the changes in our PSUs during the six months ended June 30, 2026 and 2025 is as follows:

	June 30, 2026		June 30, 2025
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	173,690	$4.58	304,880	$4.58
Forfeited	(86,845)	4.58	(131,190)	4.58
Outstanding, ending balance	86,845	$4.58	173,690	$4.58

Compensation cost was $0.3 million and $0.8 million for the three and six months ended June 30, 2026, respectively, which is included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Compensation cost was $0.2 million and $0.7 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there was a total of $1.9 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.3 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss	$(87,148)	$(9,890)	$(115,326)	$(12,676)
Less net income (loss) attributable to noncontrolling interests	(2,881)	416	(2,707)	2,182
Net loss attributable to common stockholders, basic and diluted	(84,267)	(10,306)	(112,619)	(14,858)

Denominator:
Weighted average common shares outstanding — basic	54,248,867	54,008,088	54,184,621	53,985,325
Weighted average common shares outstanding — diluted	54,248,867	54,008,088	54,184,621	53,985,325

Net loss per share — basic	$(1.55)	$(0.19)	$(2.08)	$(0.28)
Net loss per share — diluted	$(1.55)	$(0.19)	$(2.08)	$(0.28)

As the average market price of common stock for the three and six months ended June 30, 2026 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and six months ended June 30, 2026, the potential dilution from unvested RSUs converting into 620,959 shares and 525,992 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and six months ended June 30, 2025, the potential dilution from unvested RSUs converting into 437,589 shares and 397,206 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

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

Our Transportation segment primarily operates throughout North America and specializes in services that include the design and construction of bridges, roadways, marine, dredging, ship terminals and piers, and specialty structures and facilities. Our Transportation segment is responsible for the construction of bridges and structures, including many of the most recognizable bridges, convention centers, sports stadiums, marine facilities, and Ferris wheels in the world.

Both our Civil and Transportation segments continue to identify new opportunities to grow our business, and we believe the future outlook of the end markets we serve remains positive. Although risk and uncertainty exist, including, but not limited to, the items addressed within our forward-looking statements and risk factors, we believe that we are well-positioned to compete on new infrastructure projects in both the public and private sectors.

Market Trends and Uncertainties

In both our Transportation and Civil segments, we have competitors within the individual markets and geographic areas in which we operate, ranging from small, local companies to larger regional, national, and international companies. Although the construction business is highly competitive, there are few, if any, companies which compete in all of our market areas, both geographically and from an end market perspective. The degree and type of competition is influenced by the type and scope of construction projects within individual markets. Equipment ownership and ability to self-perform across numerous disciplines are two of our competitive advantages. We believe that the primary factors influencing competition in our industry are price, reputation for quality, safety, schedule certainty, relevant experience, availability of field supervision and skilled labor, machinery and equipment, financial capacity and knowledge of local markets and conditions.

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

During 2025 and continuing through the first half of 2026, the U.S. government announced or imposed a variety of tariff or trade actions. In response many countries announced or imposed retaliatory tariff or trade actions, including tariffs on U.S. exports. These tariffs and trade actions have increased the cost of importing certain construction materials into the U.S. and have caused disruption and uncertainty in international trade and supply chains contributing to volatility in the financial markets. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, the extent of tariffs, and whether further additional tariffs or other retaliatory trade actions may be imposed, modified, or suspended. Economic experts and policy makers have expressed concerns that increased tariffs and retaliatory trade actions could increase inflation or the risk of a recession, which could also affect our customers’ use of capital and demand for our services. To date, these tariff and trade actions have had no meaningful impact on the results of our operations or the projects currently underway as the construction materials and equipment used for our current projects have generally been sourced and/or secured upon project inception. However, we continue to evaluate the potential impacts of these tariffs and trade actions, including potential impacts to our customers and our ability to mitigate their related impacts.

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

For the three months ended June 30, 2026, M&P contributed $11.7 million to revenue and $16.3 million to gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $21.7 million to revenue and $3.8 million in gross loss for the three months ended June 30, 2025. For the six months ended June 30, 2026, M&P contributed $22.7 million to revenue and $29.4 million to gross loss. This compares to $39.8 million to revenue and $12.9 million to gross loss for the six months ended June 30, 2025. As of June 30, 2026, approximately 2.7% of Southland’s backlog was in M&P and Southland estimates most of this work to be substantially completed in 2026.

Results of Operations

Comparisons of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table sets forth summary financial information for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Revenue	$113,306	$215,382
Cost of construction	184,539	202,414
Gross profit (loss)	(71,233)	12,968
Selling, general, and administrative expenses	16,705	13,572
Operating loss	(87,938)	(604)
Gain on investments, net	67	59
Other income, net	6,447	577
Interest expense	(7,336)	(9,983)
Losses before income taxes	(88,760)	(9,951)
Income tax expense (benefit)	(1,612)	(61)
Net loss	(87,148)	(9,890)
Net income (loss) attributable to noncontrolling interests	(2,881)	416
Net loss attributable to Southland Stockholders	$(84,267)	$(10,306)

Revenue

Revenue for the three months ended June 30, 2026, was $113.3 million, a decrease of $102.1 million, or 47.4%, compared to the three months ended June 30, 2025. The decrease in revenue is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the three months ended June 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted revenue for the quarter by $102.3 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in $53.4 million and $48.9 million decreases in revenue in our Civil and Transportation segments, respectively.

Cost of construction

Cost of construction for the three months ended June 30, 2026, was $184.5 million, a decrease of $17.9 million, or 8.8%, compared to the three months ended June 30, 2025. The decrease was attributable to a $18.7 million decrease in our Transportation segment primarily due to projects approaching completion, offset by a $0.8 million increase in our Civil segment primarily due to new projects substantially started after June 30, 2025.

Gross profit (loss)

Gross loss for the three months ended June 30, 2026, was $71.2 million, a decrease in gross profit of $84.2 million, or 649.3%, compared to the three months ended June 30, 2025. The decrease in gross profit is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the three months ended June 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted gross profit for the quarter by $93.6 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in $49.6 million and $44.0 million decreases in gross profit in our Transportation and Civil segments, respectively.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended June 30, 2026, were $16.7 million, an increase of $3.1 million, or 23.1%, compared to the three months ended June 30, 2025. The increase was primarily due to a $3.2 million increase in bad debt expense, compared to the same period in 2025.

Interest expense

Interest expense for the three months ended June 30, 2026, was $7.3 million, a decrease of $2.6 million, or 26.5%, compared to the three months ended June 30, 2025. The decrease was primarily driven by the decrease of total debt compared to the same period in 2025.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of June 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of June 30, 2026, the Company has recorded a valuation allowance of approximately $146.7 million, inclusive of current year, related to its US federal and state net deferred tax assets, as they are determined to be more-likely-than-not to not be utilized.

The effective tax rate for the three months ended June 30, 2026 was 1.8%. The primary differences between the federal statutory tax rate of 21% and the effective rate were valuation allowance adjustments against subsidiaries’ net deferred tax assets and state income taxes.

The effective tax rate for the three months ended June 30, 2025 was 0.6%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of valuation allowances against certain subsidiaries’ separate company deferred tax assets, federal tax credits, the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A

Global Intangible Low-Taxed Income (“GILTI”) when the foreign rate is less than 90% of the domestic rate, and the impact of worldwide forecast on the interim calculations under ASC 740.

Comparisons of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth summary financial information for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Revenue	$285,711	$454,868
Cost of construction	361,700	421,421
Gross profit (loss)	(75,989)	33,447
Selling, general, and administrative expenses	31,648	30,037
Operating income (loss)	(107,637)	3,410
Gain on investments, net	214	76
Other income, net	6,521	2,321
Interest expense	(16,017)	(18,857)
Losses before income taxes	(116,919)	(13,050)
Income tax expense (benefit)	(1,593)	(374)
Net loss	(115,326)	(12,676)
Net income (loss) attributable to noncontrolling interests	(2,707)	2,182
Net loss attributable to Southland Stockholders	$(112,619)	$(14,858)

Revenue

Revenue for the six months ended June 30, 2026, was $285.7 million, a decrease of $169.2 million, or 37.2%, compared to the six months ended June 30, 2025. The decrease in revenue is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the three months ended June 30, 2026, which impacted the results for the six months ended June 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted revenue for the quarter by $102.3 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in $53.4 million and a $48.9 million decreases in revenue in our Civil and Transportation segments, respectively.

Cost of construction

Cost of construction for the six months ended June 30, 2026, was $361.7 million, a decrease of $59.7 million, or 14.2%, compared to the six months ended June 30, 2025. The decrease was attributable to a $69.2 million decrease in our Transportation segment primarily due to projects approaching completion, offset by a $9.5 million increase in our Civil segment primarily due to new projects substantially started after June 30, 2025.

Gross profit (loss)

Gross loss for the six months ended June 30, 2026, was $76.0 million, a decrease in gross profit of $109.4 million, or 327.2%, compared to the six months ended June 30, 2025. The decrease in gross profit is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the three months ended June 30, 2026, which impacted the results for the six months ended June 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted gross profit for the quarter by $93.6 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in $49.6 million and $44.0 million decreases in gross profit in our Transportation and Civil segments, respectively.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the six months ended June 30, 2026, were $31.6 million, an increase of $1.6 million, or 5.4%, compared to the six months ended June 30, 2025. The increase was primarily due to a $3.3 million increase in business transformation expenses, a $3.2 million increase in bad debt expense, offset by a $4.2 million decrease in compensation expense and a $0.8 million decrease in professional fees, compared to the same period in 2025.

Interest expense

Interest expense for the six months ended June 30, 2026, was $16.0 million, a decrease of $2.8 million, or 15.1%, compared to the six months ended June 30, 2025. The decrease was primarily driven by the decrease of total debt compared to the same period in 2025.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of June 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax as of September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of June 30, 2026, the Company has recorded a valuation allowance of approximately $146.7 million, inclusive of current year, related to its US federal and state net deferred tax assets, as they are determined to be more-likely-than-not to not be utilized

The effective tax rate for the six months ended June 30, 2026 was 1.4%. The primary differences between the federal statutory tax rate of 21% and the effective rate were valuation allowance adjustments against subsidiaries’ net deferred tax assets and state income taxes.

The effective tax rate for the six months ended June 30, 2025 was 2.9%. The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, valuation allowances recorded against certain subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

Segment Results

Comparisons of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table sets forth segment information for the three months ended June 30, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$40,987	36.2%	$81,530	37.9%
Transportation	72,319	63.8%	133,852	62.1%
Total revenue	$113,306	100.0%	$215,382	100.0%

	Three Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025
		% of Segment		% of Segment
Segment	Gross Loss	Revenue	Gross Profit	Revenue
Civil	$(27,074)	(66.1)%	$14,257	17.5%
Transportation	(44,159)	(61.1)%	(1,289)	(1.0)%
Gross profit (loss)	$(71,233)	(62.9)%	$12,968	6.0%

Civil

Revenue for the three months ended June 30, 2026, was $41.0 million, a decrease of $40.5 million, or 49.7%, compared to the three months ended June 30, 2025. The decrease was primarily attributable to decreased revenues of $18.7 million from a water drainage project in the South, $12.4 million from a water project in the Northeast and $12.3 million from a water facility project in the Southwest, due to management’s comprehensive reassessment of expected recoverability of claims.

Gross loss for the three months ended June 30, 2026, was $27.1 million, or (66.1)% of segment revenue, compared to gross profit of $14.3 million, or 17.5%, of segment revenue, for the three months ended June 30, 2025. The primary drivers to the decrease in gross profit of $41.3 million for the three months ended June 30, 2026 versus the same period in 2025 were primarily due to decreases in gross profit contributions of $12.5 million from a water project in the Northeast, $9.4 million from a water drainage project in the South, $8.7 million from a water facility project in the Southwest and $6.1 million from a water facility project in the Northwest, due to management’s comprehensive reassessment of expected recoverability of claims. The decrease in gross profit was also attributable to a decrease in gross profit contributions of $5.4 million from a wastewater treatment plant project in Canada due to higher-than-expected project costs.

Transportation

Revenue for the three months ended June 30, 2026, was $72.3 million, a decrease of $61.5 million, or 46.0%, compared to the three months ended June 30, 2025. The decrease was primarily attributable to decreased revenues of $31.5 million from a project in the Southeast and $13.2 million from two M&P projects in the Southwest, due to management’s comprehensive reassessment of expected recoverability of claims. The decrease was also attributable to decreased revenues $9.7 million from a project in the Bahamas and $9.2 million from an elevated roadway and bridge project in the Southeast, both primarily due to the projects approaching completion.

Gross loss for the three months ended June 30, 2026, was $44.2 million, or (61.1)% of segment revenue, compared to gross loss of $1.3 million, or (1.0)% of segment revenue, for the three months ended June 30, 2025. The primary drivers to the increase in gross loss of $42.9 million were primarily due to decreases in profit contributions of $31.9 million from a project in the Southeast and $13.3 million from two M&P projects in the Southwest, due to management’s comprehensive reassessment of expected recoverability of claims.

Comparisons of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table sets forth segment information for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$144,779	50.7%	$184,446	40.5%
Transportation	140,932	49.3%	270,422	59.5%
Total revenue	$285,711	100.0%	$454,868	100.0%

	Six Months Ended
(Amounts in thousands)	June 30, 2026		June 30, 2025
		% of Segment		% of Segment
Segment	Gross Loss	Revenue	Gross Profit	Revenue
Civil	$(12,422)	(8.6)%	$36,766	19.9%
Transportation	(63,567)	(45.1)%	(3,319)	(1.2)%
Gross profit (loss)	$(75,989)	(26.6)%	$33,447	7.4%

Civil

Revenue for the six months ended June 30, 2026, was $144.8 million, a decrease of $39.7 million, or 21.5%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to decreased revenues of $18.9 million from a water drainage project in the South, $16.0 million from a water facility project in the Northwest, $13.2 million from a water facility project in the Southwest and $13.0 million from a water project in the Northeast, due to management’s comprehensive reassessment of expected recoverability of claims. The decrease was also attributable to decreased revenues of $12.6 million from a wastewater treatment plant project in Canada due to the project approaching completion and higher-than-expected project costs, offset by a $33.3 million increased revenue from a data center project in the West due to the project being substantially started after June 30, 2025.

Gross loss for the six months ended June 30, 2026, was $12.4 million, or (8.6)% of segment revenue, compared to gross profit of $36.8 million, or 19.9%, of segment revenue, for the six months ended June 30, 2025. The primary drivers to the decrease in gross profit of $49.2 million for the six months ended June 30, 2026 versus the same period in 2025 was primarily due to decreases in gross profit contributions of $13.2 million from a water project in the Northeast, $9.3 million from a water facility project in the Northwest, $9.6 million from a water drainage project in the South and $8.9 million from a water facility project in the Southwest, due to management’s comprehensive reassessment of expected recoverability of claims. The decrease in gross profit was also attributable to a decrease in gross profit contributions of $6.3 million from a wastewater treatment plant project in Canada due to higher-than-expected project costs.

Transportation

Revenue for the six months ended June 30, 2026, was $140.9 million, a decrease of $129.5 million, or 47.9%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to decreased revenues of $32.8 million from an elevated roadway and bridge project in the Southeast, $18.7 million from a project in the Bahamas, $10.9 million from a M&P project in the Southwest, $9.8 million from a bridge repair project in the West, and $8.5 million from a bridge project in the Southeast, all of which decreased due to the projects approaching completion. The decrease was also primarily related to decreased revenues of $30.8 million from a project in the Southeast, $13.1 million from a canal widening project in the South due to an unfavorable adjustment related to dispute resolutions and $6.7 million from an M&P project in the Southwest due to management’s comprehensive reassessment of expected recoverability of claims.

Gross loss for the six months ended June 30, 2026, was $63.6 million, or (45.1)% of segment revenue, compared to gross loss of $3.3 million, or (1.2)% of segment revenue, for the six months ended June 30, 2025. The primary drivers to the increase in gross loss of $60.2 million were primarily due to decreases in profit contributions of $32.0 million from a project in the Southeast and $13.2 million from two M&P projects in the Southwest, due to management’s comprehensive reassessment of expected recoverability of claims. The decrease in gross profit was also attributable to decreases in gross profit contributions of $13.2 million from a canal widening project in the South due to an unfavorable adjustment related to dispute resolutions.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss attributable to Southland Stockholders	$(84,267)	$(10,306)	$(112,619)	$(14,858)
Depreciation and amortization	5,437	5,376	11,081	11,901
Income tax expense (benefit)	(1,612)	(61)	(1,593)	(374)
Interest expense	7,336	9,983	16,017	18,857
Interest income	(270)	(802)	(368)	(1,252)
EBITDA	(73,376)	4,190	(87,482)	14,274

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

(Amounts in thousands)
Balance December 31, 2025	$2,031,080
New contracts, change orders, and adjustments	(68,681)
Less: contract revenue recognized in 2026	(285,711)
Balance June 30, 2026	$1,676,688

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2025	$798,818
New contracts, change orders, and adjustments	(52,971)
Less: contract revenue recognized in 2026	(143,377)
Balance June 30, 2026	$602,470

Transportation

(Amounts in thousands)
Balance December 31, 2025	$1,232,262
New contracts, change orders, and adjustments	(15,709)
Less: contract revenue recognized in 2026	(142,335)
Balance June 30, 2026	$1,074,218

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, including amounts funded to support projects under certain GIAs, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On August 4, 2026, the closing price of our common stock was $0.60 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

Additionally, under existing GIAs, certain sureties advanced funds to support bonded project obligations and ongoing project performance. As of June 30, 2026 and December 31, 2025, the sureties had advanced $209.8 million and $14.1 million, respectively. These amounts are included in surety payable on our unaudited condensed consolidated balance sheets. Repayment of these amounts is not required prior to at least August 13, 2027.

On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project. Certain sureties of the Company previously paid a portion of the judgment against the Company and are required to pay an additional amount under the settlement agreement. The sureties have agreed to forbear on seeking repayment for these amounts until at least August 13, 2027. The $89.1 million judgment is included in surety payable on our unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company and the sureties are negotiating repayment terms for outstanding amounts owed to the sureties, including amounts paid by the sureties on behalf of the Company, under a long-term financing arrangement.

Based on the Company’s current cash position, expected operating cash flows, existing backlog, and the actions taken by management to address recent liquidity challenges, management believes that the Company has sufficient liquidity to meet its operational and financial obligations as they come due for at least the next twelve months.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(Amounts in thousands)	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	$(171,890)	$996
Net cash provided by investing activities	7,625	758
Net cash provided by (used in) financing activities	142,534	(26,101)
Effect of exchange rate changes	(14)	82
Net change in cash, cash equivalents, and restricted cash	$(21,745)	$(24,265)

Net cash used in operating activities was $171.9 million during the six months ended June 30, 2026. During the six months ended June 30, 2026, the primary drivers in cash used in operating activities were a decrease of $171.0 million in accounts payable, retainage payable and accrued liabilities, $115.3 million in net loss and a decrease of $58.1 million in contract liabilities, offset by a decrease of $94.3 million in contract assets, a decrease of $64.5 million in accounts and retainage receivables and $11.1 million in depreciation and amortization. Net cash provided by operating activities was $1.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash provided by operating activities were a decrease of $49.1 million in accounts and retainage receivables offset by an increase of $46.6 million in contract assets.

Net cash provided by investing activities was $7.6 million during the six months ended June 30, 2026. During the six months ended June 30, 2026, the primary driver in cash provided by investing activities was $7.6 million in proceeds from sale of property and equipment. Net cash provided by investing activities was $0.8 million during the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash provided by investing activities were $3.4 million in proceeds from sale of property and equipment, offset by $2.9 million in purchases of property and equipment.

Net cash provided by financing activities was $142.5 million for the six months ended June 30, 2026. During the six months ended June 30, 2026, the primary drivers in cash provided by financing activities were $195.7 million in proceeds from advancement of surety funds, offset by $51.8 million in payments on notes payable. Net cash used in financing activities was $26.1 million for the six months ended June 30, 2025. During the six months ended June 30, 2025, the primary drivers in cash used in financing activities were $25.2 million in payments on notes payable and $0.5 million in payments of finance lease and financing obligations.

As of June 30, 2026, we had total debt of $206.8 million, of which $58.0 million is due within the next twelve months.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of June 30, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

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

Any principal prepayments in the first three years, other than mandatory prepayments pursuant to the Credit Agreement, are subject to additional fees. In the first year, any prepayments incurred fees of 3% or the make-whole premium, whichever was higher. The make-whole premium was the interest and fees that would have been earned for the full year less interest and fees paid to date during the year. In the second and third years, any prepayments incur fees of 2% and 1%, respectively. There will be no fees for any prepayments made in the fourth year.

The Credit Agreement contains customary restrictive covenants and events of default, including financial covenants based on the Company’s Liquidity, as defined in the Credit Agreement, and trailing twelve-month earnings before interest expense, income taxes, depreciation and amortization (the “TTM EBITDA Covenants”). The TTM EBITDA Covenants are tested and the Company must comply with the TTM EBITDA Covenants during any period where the Company’s Liquidity falls below $30.0 million until the Company’s Liquidity exceeds $30.0 million for a period of at least 30 days. The Credit Agreement requires the Company to maintain Liquidity of at least $20.0 million at all times. The Credit Agreement also stipulates that the outstanding principal cannot be greater than the specified advance rates against eligible collateral.

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

Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors. In addition, concurrently with the assignment of the Assigned Interests, the Delayed Draw was terminated and of no further force or effect.

Pursuant to side letters executed after the Assignment and Assumption Agreement, the Assignees have agreed to waive quarterly principal and monthly interest payments for all periods until maturity. In addition, the Assignees have agreed to waive any and all defaults and potential defaults and covenant violations under the Credit Agreement, including any violations that existed as of June 30, 2026 or December 31, 2025. As consideration for the foregoing, the Company has agreed to dispose of idle equipment and other assets and pursue claim collections to use the proceeds from the aforementioned transactions to make payments towards the principal balance of the loan prior to maturity.

During the three and six months ended June 30, 2026, the Company paid down $13.6 million and $31.5 million, respectively. As of June 30, 2026, the balance of the Term Loan was $96.4 million.

As of June 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended, and after giving effect to the waiver granted by the sureties.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of June 30, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the last fiscal quarter, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Amended and Restated Employment Agreement with Keith Bassano

On August 11, 2026, the Company entered into an amended and restated employment agreement (the “A&R Employment Agreement”) with Keith Bassano, the Company’s Chief Financial Officer.

Pursuant to the A&R Employment Agreement, on August 11, 2026, Mr. Bassano’s annual base salary was set at $475,000. In addition, beginning with the Company’s 2026 short-term incentive plan award, Mr. Bassano’s annual short-term incentive target opportunity was set at $350,000, with a minimum payout of $200,000 for the 2026 - 2029 calendar year awards.

Under the A&R Employment Agreement, Mr. Bassano is eligible to earn up to an aggregate of $1,050,000 in additional cash incentive payments upon the completion of several specified milestones approved by the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”). These milestones relate to the Company’s ongoing strategic plan for capital restructuring, non-core asset monetization and certain backlog completion. Each such milestone is valued at $150,000 and will be payable following achievement of the applicable milestone, subject to Mr. Bassano’s continued employment with the Company through the applicable completion date. The determination of whether a milestone has been successfully achieved shall be made by the Compensation Committee in its reasonable discretion.

In addition, under the A&R Employment Agreement, Mr. Bassano will receive a cash bonus of $60,000 following the end of each quarter, beginning with the quarter ending September 30, 2026 and continuing until the earliest to occur of (i) the date on which all of the milestones have been successfully achieved as determined by the Compensation Committee, (ii) the date that the remaining milestone or milestones have not been successfully achieved as determined by the Compensation Committee, or (iii) the date Mr. Bassano ceases to be employed by the Company.

The foregoing description of the A&R Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the A&R Employment Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260816) filed with the SEC on November 5, 2021).
10.1*	Amended and Restated Employment Agreement, dated as of August 11, 2026, between Southland Holdings, Inc. and Keith Bassano.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 12, 2026

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)