Form 10-Q
period 2026-09-30
Southland Holdings, Inc.
filed 2026-11-12
CIK 1883814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

As of November 6, 2026, there were 54,515,146 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on the reasonable beliefs and assumptions of our management. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” “intends” or similar expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our ability to:

●	Access, collect and use personal data about consumers;
●	Execute our business strategy, including monetization of services provided and expansions in and into existing and new lines of business;
●	Anticipate the uncertainties inherent in the development of new business lines and business strategies;
●	Retain and hire necessary employees;
●	Increase brand awareness;
●	Attract, train and retain effective officers, key employees or directors;
●	Upgrade and maintain information technology systems;
●	Potential disruptions, failures or security breaches of the information technology systems on which we rely to conduct our business;
●	Acquire, develop and protect intellectual property;
●	Meet future liquidity requirements, maintain adequate working capital, and comply with restrictive covenants related to long-term indebtedness;
●	Maintain adequate bonding capacity;
●	Effectively respond to general economic, socioeconomic and other business conditions;
●	Maintain the listing of our securities on the NYSE American LLC (NYSE American”) or another national securities exchange;
●	Obtain additional capital, including use of debt and capital markets;
●	Achieve or enhance future operating and financial results;
●	Anticipate rapid technological changes;
●	Comply with laws and regulations applicable to its business, including but not limited to laws and regulations related to data privacy and insurance operations;
●	Stay abreast of modified or new laws and regulations applying to our business;
●	Anticipate the impact of, and respond to, new accounting standards;
●	Anticipate any change in interest rates which would change our cost of capital;
●	Anticipate the significance and timing of contractual obligations;
●	Maintain key strategic relationships with customers, partners and distributors;
●	Respond to uncertainties associated with product and service development and market acceptance;
●	Anticipate the ability of the renewable sector or any other current or potential sectors to develop to the size or at the rate it expects;
●	Anticipate the impact of various federal, state, and local government funding initiatives;
●	Manage to finance operations on an economically viable basis;
●	Anticipate the impact of new U.S. federal income tax law, including the impact on deferred tax assets;
●	Successfully defend, pursue or collect claims and litigation;
●	Anticipate and respond to changes in the domestic or international trade laws, including tariffs;
●

Comply with, obtain funding under, and realize the anticipated benefits of, the Financial Assistance Agreement and the Second Amendment to the Credit Agreement, including maintaining access to bonding capacity and surety support for bonded construction projects; and

●	Regain compliance with the listing standards of NYSE American.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in thousands, except share and per share data)	As of
ASSETS	September 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$35,936	$52,713
Restricted cash	10,875	14,755
Accounts receivable, net	122,569	145,031
Retainage receivables	97,630	101,779
Contract assets	257,191	389,362
Other current assets	26,297	30,326
Total current assets	550,498	733,966

Property and equipment, net	87,644	107,305
Right-of-use assets	8,570	10,524
Investments - unconsolidated entities	124,067	129,696
Investments - limited liability companies	2,262	2,323
Investments - private equity	2,387	2,588
Deferred tax asset	20	3
Goodwill	1,528	1,528
Intangible assets, net	1,180	1,180
Other noncurrent assets	—	167
Total noncurrent assets	227,658	255,314
Total assets	$778,156	$989,280

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$85,998	$224,915
Retainage payable	27,629	36,977
Accrued liabilities	53,510	80,011
Current portion of long-term debt	39,618	53,731
Short-term operating lease liabilities	6,717	6,808
Contract liabilities	181,730	252,543
Total current liabilities	395,202	654,985

Long-term debt	386,479	203,971
Long-term operating lease liabilities	12,853	16,403
Deferred tax liabilities	1,509	3,032
Financing obligations, net	41,352	41,440
Long-term accrued liabilities	58,075	58,075
Surety payable	55,366	103,205
Other noncurrent liabilities	40,599	40,675
Total long-term liabilities	596,233	466,801
Total liabilities	991,435	1,121,786

Commitments and contingencies (Note 6)

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value, authorized 50,000,000 shares, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, authorized 500,000,000 shares, 54,508,944 and 54,113,036 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	294,092	293,237
Accumulated deficit	(510,064)	(431,158)
Accumulated other comprehensive loss	(3,662)	(3,018)
Total stockholders' equity (deficit)	(219,629)	(140,934)
Noncontrolling interest	6,350	8,428
Total equity (deficit)	(213,279)	(132,506)
Total liabilities and equity	$778,156	$989,280

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands except shares and per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$233,775	$213,343	$519,486	$668,211
Cost of construction	213,189	211,402	574,889	632,823
Gross profit (loss)	20,586	1,941	(55,403)	35,388
Selling, general, and administrative expenses	13,628	14,587	45,276	44,624
Operating income (loss)	6,958	(12,646)	(100,679)	(9,236)
Gain (loss) on investments, net	(5)	50	209	126
Other income, net	32,402	1,973	38,923	4,294
Interest expense	(4,109)	(9,166)	(20,126)	(28,023)
Earnings (losses) before income taxes	35,246	(19,789)	(81,673)	(32,839)
Income tax expense (benefit)	543	57,194	(1,050)	56,820
Net income (loss)	34,703	(76,983)	(80,623)	(89,659)
Net income (loss) attributable to noncontrolling interests	990	(1,714)	(1,717)	468
Net income (loss) attributable to Southland stockholders	$33,713	$(75,269)	$(78,906)	$(90,127)

Net income (loss) per share attributable to common stockholders
Basic	$0.62	$(1.39)	$(1.45)	$(1.67)
Diluted	$0.62	$(1.39)	$(1.45)	$(1.67)
Weighted average shares outstanding
Basic	54,473,554	54,113,036	54,281,990	54,028,363
Diluted	54,490,750	54,113,036	54,281,990	54,028,363

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$34,703	$(76,983)	$(80,623)	$(89,659)
Foreign currency translation adjustment, net of tax	132	(1,173)	(788)	991
Comprehensive income (loss), net of tax	34,835	(78,156)	(81,411)	(88,668)
Comprehensive income (loss) attributable to noncontrolling interest	1,001	(1,888)	(1,861)	712
Comprehensive income (loss) attributable to Southland stockholders	$33,834	$(76,268)	$(79,550)	$(89,380)

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Equity (unaudited)

	Nine Months Ended September 30, 2026
	Shares
	Preferred	Common	Preferred	Common		Additional	Accumulated	Noncontrolling	Total
(Amounts in thousands)	stock	stock	Stock	Stock	AOCI	Paid-In Capital	Deficit	Interest	Equity
Balance as of December 31, 2025	—	54,113,036	$—	$5	$(3,018)	$293,237	$(431,158)	$8,428	$(132,506)
Issuance of shares - RSUs, net of tax	—	85,184	—	—	—	(30)	—	—	(30)
Share based compensation	—	—	—	—	—	530	—	—	530
Distributions to members	—	—	—	—	—	—	—	(217)	(217)
Net income (loss)	—	—	—	—	—	—	(28,352)	174	(28,178)
Other comprehensive loss	—	—	—	—	(156)	—	—	(82)	(238)
Balance as of March 31, 2026	—	54,198,220	$—	$5	$(3,174)	$293,737	$(459,510)	$8,303	$(160,639)
Issuance of shares - RSUs	—	237,037	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	285	—	—	285
Net loss	—	—	—	—	—	—	(84,267)	(2,881)	(87,148)
Other comprehensive loss	—	—	—	—	(609)	—	—	(73)	(682)
Balance as of June 30, 2026	—	54,435,257	$—	$5	$(3,783)	$294,022	$(543,777)	$5,349	$(248,184)
Issuance of shares - RSUs	—	73,687	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	70	—	—	70
Net income	—	—	—	—	—	—	33,713	990	34,703
Other comprehensive income	—	—	—	—	121	—	—	11	132
Balance as of September 30, 2026	—	54,508,944	$—	$5	$(3,662)	$294,092	$(510,064)	$6,350	$(213,279)

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

See notes to unaudited condensed consolidated financial statements

SOUTHLAND HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(80,623)	$(89,659)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	16,081	17,530
Amortization of deferred financing costs	1,412	1,387
Gain on extinguishment of surety payable	(28,703)	—
Deferred taxes	(1,450)	57,218
Share based compensation	885	820
Gain on sale of assets	(10,099)	(2,743)
Foreign currency remeasurement (gain) loss	82	(53)
Loss (earnings) from equity method investments	2,835	(8,131)
Gain on trading securities, net	(209)	(126)
Changes in assets and liabilities:
Accounts and retainage receivables	49,278	2,861
Contract assets	109,425	(11,055)
Other current assets	4,030	(8,851)
Right-of-use assets	1,954	4,997
Accounts payable, retainage payable and accrued liabilities	(174,598)	28,174
Contract liabilities	(70,825)	18,498
Operating lease liabilities	(2,078)	(4,976)
Other noncurrent liabilities	(5,000)	—
Other	3,920	1,002
Net cash provided by (used in) operating activities	(183,683)	6,893

Cash flows from investing activities:
Purchase of property and equipment	(1,509)	(3,446)
Proceeds from sale of property and equipment	13,096	6,264
Distributions from other investments	410	271
Distributions from investees	—	184
Capital contribution to unconsolidated investments	—	(184)
Return of investment in limited liability company	61	—
Net cash provided by investing activities	12,058	3,089

Cash flows from financing activities:
Advancement of surety funds	220,740	—
Payments on notes payable	(67,867)	(39,010)
Payments of deferred financing costs	—	(297)
Payments to related parties	(4)	(3)
Payments on finance lease and financing obligations	(1,643)	(832)
Distribution to members	(217)	—
Payment of taxes related to net share settlement of RSUs	(30)	(121)
Net cash provided by (used in) financing activities	150,979	(40,263)

Effect of exchange rate on cash	(11)	64

Net decrease in cash and cash equivalents and restricted cash	(20,657)	(30,217)
Beginning of period	67,468	87,561
End of period	$46,811	$57,344

Supplemental cash flow information
Cash paid for income taxes	$775	$734
Cash paid for interest	$15,154	$26,781
Non-cash investing and financing activities:
Lease assets obtained in exchange for new leases	$2,184	$9,311
Assets obtained in exchange for notes payable	$—	$5,585

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

On the Closing Date, the Company issued 33,793,111 shares of common stock to the former members of Southland (“Southland Members”) in exchange for their membership interests in Southland. Southland received net proceeds of $17.1 million. Transaction costs of $9.9 million directly related to the Merger, are included in additional paid-in capital in the unaudited condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025.

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

The accompanying consolidated balance sheet and related disclosures as of December 31, 2025, have been derived from the Form 10-K filed on March 26, 2026. The Company’s financial condition as of September 30, 2026, and operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the financial conditions and results of operations that may be expected for any future interim period or for the year ending December 31, 2026.

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

As of September 30, 2026, the Company had cash and cash equivalents of $35.9 million and positive working capital of $155.3 million.

During the fourth quarter of the year ended December 31, 2025, the Company experienced certain liquidity challenges resulting primarily from an adverse court ruling related to the Washington State Convention Center Project (the “WSCC Project”) and cumulative losses incurred on legacy projects. The ruling resulted in a judgment of approximately $89.1 million, inclusive of principal, fees, and interest and limited the Company’s enforceable right to recover amounts previously expected to be realized from claims associated with the WSCC Project. In addition, under existing General Indemnity Agreements (“GIAs”), certain sureties advanced funds to support bonded project obligations and ongoing project performance. Certain sureties also funded a portion of the WSCC Project judgment and are obligated to fund additional amounts pursuant to a settlement agreement entered into by the Company on March 27, 2026.

Following the adverse ruling and liquidity challenges, certain sureties of the Company purchased and assumed rights and obligations as lenders under the Company’s Credit Agreement. In connection with the assumption of these rights and obligations, the Company entered into side letters with the sureties, pursuant to which the sureties waived events of default and breaches of covenants and principal and interest payments under the Credit Agreement until maturity.

On August 13, 2026, the Company, certain sureties as lenders, and the agent under the Company’s term loan and security agreement, dated September 30, 2024 (the “Credit Agreement”) entered into a Second Amendment to the Credit Agreement, effective as of March 17, 2026 (the “Second Amendment”). The Second Amendment documents the post-assignment restructuring of the Credit Agreement and provides interest, amortization, covenant and prepayment relief unless and until such time that the pre-assignment terms are reinstated due to events of default or acceleration events as set forth in the Second Amendment.

On August 13, 2026, the Company, certain shareholder indemnitors, certain of the Company’s sureties and Berkshire Hathaway Specialty Insurance Company (“Berkshire”), as collateral agent, entered into a Financial Assistance Agreement, effective as of October 1, 2025 (the “Financial Assistance Agreement”), to document and implement the Company’s ongoing financing arrangements with such sureties in respect of certain bonded construction projects. Under the Financial Assistance

Agreement, any surety providing bonds after October 1, 2025 is deemed to be providing “Bonding Surety Financing,” and any surety providing financing that is not Bonding Surety Financing is deemed to be providing “Non-Bonding Financing,” (the “Non-Bonding Sureties”). The Financial Assistance Agreement provides for, among other things, the terms of certain Non-Bonding Financing arrangements with the Non-Bonding Sureties, including the conversion of certain Non-Bonding Financing into senior non-voting preferred shares (the “Preferred Shares”) in accordance with the terms of a Preferred Shares Term Sheet attached to the Financial Assistance Agreement (the “Preferred Shares Term Sheet”). The Company is required to make certain payments with respect to Non-Bonding Financing, including certain net cash proceeds from claims on bonded projects and 5% of annual operating cash flow. See Note 5 in Item 1 to this Quarterly Report on Form 10-Q for additional details.

On August 26, 2026, certain subsidiaries of Southland entered into a Settlement Agreement (the “Settlement Agreement”) with Liberty Mutual Insurance Company (“Liberty”), Zurich American Insurance Company and Fidelity and Deposit Company of Maryland (collectively, “Zurich”). Pursuant to the Settlement Agreement, the Company paid $5.0 million to Liberty on September 28, 2026, to fully resolve and settle approximately $36.4 million of losses incurred by Liberty as a surety in connection with the WSCC Project, of which approximately $34 million relates to the WSCC Project judgment.

The Company is negotiating repayment terms for amounts paid by Zurich on behalf of the Company in connection with the WSCC Project. As of September 30, 2026, the Company had $55.4 million related to the WSCC Project settlement funded by Zurich included in surety payable on the unaudited condensed consolidated balance sheets. Zurich has agreed to forbear seeking repayment of the amounts related to the WSCC Project settlement until at least November 13, 2027.

Approximately $209.8 million was previously reported as surety payables and reclassified to long term debt on the unaudited condensed consolidated balance sheets pursuant to the Financial Assistance Agreement.

The Company and certain sureties entered into a tolling agreement pursuant to which such sureties agreed to forbear from seeking repayment of surety payables relating to advances made under GIAs until December 31, 2042.

As previously reported, on September 23, 2026, the Company received notification (the “Notice”) from NYSE Regulation (“NYSE Regulation”) of NYSE American that the Company is not currently in compliance with NYSE American’s continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). As required by the Company Guide, the Company submitted a detailed plan on October 22, 2026. The detailed plan advised NYSE Regulation of actions the Company has taken or intends to take to regain compliance with the continued listing standards by the compliance deadline of March 23, 2028.

If NYSE Regulation accepts the Company’s plan, the Company expects to be able to continue its listing during the plan period and will be subject to continued periodic review by the NYSE Regulation staff. If the Company does not submit a plan or if the plan is not accepted, delisting proceedings will commence. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards by March 23, 2028, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with the Company Guide. The receipt of the Notice does not affect the Company’s business operations or its reporting obligations with the SEC.

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

(Amounts in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents at beginning of period	$52,713	$72,185
Restricted cash at beginning of period	14,755	15,376
Total cash, cash equivalents, and restricted cash at beginning of period	$67,468	$87,561

Cash and cash equivalents at end of period	$35,936	$52,713
Restricted cash at end of period	10,875	14,755
Total cash, cash equivalents, and restricted cash at end of period	$46,811	$67,468

Goodwill and Indefinite-Lived Intangibles

Goodwill and indefinite-lived intangibles are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that goodwill or indefinite-lived intangibles may be impaired. We evaluate goodwill at the reporting unit level (operating segment or one level below an operating segment). We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and indefinite-lived intangibles, to the reporting unit. Our reporting units are based on our organizational and reporting structure. We currently identify three reporting units. We begin with a qualitative assessment using inputs based on our business, our industry, and overall macroeconomic factors. If our qualitative assessment deems that the fair value of a reporting unit is more likely than not less than its carrying amount, we then complete a quantitative assessment to determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. During the three and nine months ended September 30, 2026 and 2025, based on the results of our qualitative assessments which determined that it was more likely than not that the fair value of the reporting units exceeded the carrying amounts and that the fair value of the indefinite-lived intangible assets exceeded the carrying amounts, we did not complete quantitative assessments, and we did not record any impairment of goodwill or indefinite-lived intangible assets.

Valuation of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the three and nine months ended September 30, 2026 and 2025, we did not identify any triggering events that would require a quantitative assessment.

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

As of September 30, 2026, and December 31, 2025, we had an allowance for credit losses of $4.0 million and $3.0 million, respectively.

Real Estate Transaction

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million (see Note 11). The transaction was accounted for as a failed sale-leaseback in accordance with ASC 842. As a result, the assets remain on the consolidated balance sheets at their historical net book values. A financing obligation liability was recognized in the amount of $42.5 million with an interest rate of 8.90%. The financing obligation has a maturity date of July 2044. The Company will not recognize rent expenses related to the leased assets. Instead, monthly rent payments under the lease agreement will be recorded as interest expense and a reduction of the outstanding liability. For the three and nine months ended September 30, 2026, interest expense related to the real estate transaction was $1.0 million and $2.9 million, respectively. For the three and nine months ended September 30, 2025, interest expense related to the real estate transaction was $1.0 million and $2.9 million, respectively.

As of September 30, 2026, relating to the transaction noted above, the current outstanding liability is included in accrued liabilities and the long-term outstanding liability presented as financing obligations, net on the unaudited condensed consolidated balance sheets.

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

Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the 10-K filed on March 26, 2026, and contained elsewhere herein, other than the policy for troubled debt restructurings and warrants, which are included below. For the three and nine months ended September 30, 2026, there were no significant changes in our use of estimates or significant accounting policies.

Troubled Debt Restructurings

ASC 470-60 requires debt modifications to be evaluated if (1) the borrower is experiencing financial difficulty, and (2) the lender grants the borrower a concession. Concessions may include modifications to the terms of the debt, such as reducing the interest rate, extending the repayment period, or forgiving a portion of the debt.

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the debt at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a gain on troubled debt restructuring (“TDR”) in the period the restructuring occurs. If the total future cash payments under the new terms exceed the carrying amount of the debt at the date of restructuring, no adjustment to the carrying amount is made; instead, the Company calculates a new effective interest rate based on the revised terms of the restructured debt and amortizes the debt over the remaining term using that new effective interest rate.

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

Note 3. Fair Value of Investments

Fair value of investments measured on a recurring basis as of September 30, 2026, and December 31, 2025, were as follows:

	As of
	September 30, 2026
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,387	$—	$—	$2,387
Total noncurrent	2,387	—	—	2,387
Overall Total	$2,387	$—	$—	$2,387

	As of
	December 31, 2025
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Investments Noncurrent
Private equity	$2,588	$—	$—	$2,588
Total noncurrent	2,588	—	—	2,588
Overall Total	$2,588	$—	$—	$2,588

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

We review and update our contract estimates regularly on every construction project. Any adjustments in estimated profit, via changes in estimated revenues and estimated costs, on contracts is recognized under the cumulative catch-up method. Under this method, the cumulative impact of a revenue, cost, or profit adjustment is recognized in the period the updated estimates are identified, which may include a reversal of amounts recognized in prior periods. The input of actual costs is used in the percentage-of-completion formula that takes into account current changes in estimates that are treated on a prospective basis. Adjustments in contract estimates resulted in a decrease in gross profit of $15.3 million and $158.3 million for the three and nine months ended September 30, 2026, respectively. Adjustments in contract estimates resulted in a decrease in gross profit of $33.6 million and $58.8 million for the three and nine months ended September 30, 2025, respectively.

If a contract is deemed to be in a loss position, the projected loss is recognized in full, including reversal of any previously recognized margin, in the period in which the change in estimate is made. Losses are recognized as an accrued loss provision included in accrued liabilities on the unaudited condensed consolidated balance sheets. For contract revenue after the date that the loss is accrued, the accrued loss provision is adjusted so that the gross profit for the contract remains zero in future periods, subject to future adjustments to the overall expected profit or loss as determined at such time. As of September 30, 2026 and December 31, 2025, we had $3.6 million and $7.6 million, respectively, in accrued loss provisions.

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

We do not have material intersegment revenue or gross profit. Joint ventures are classified into the segment with which the projects align.

Segment Revenue

Revenue by segment for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		% of Total		% of Total		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue	Revenue
Civil	$107,342	45.9%	$99,481	46.6%	$252,121	48.5%	$283,927	42.5%
Transportation	126,433	54.1%	113,862	53.4%	267,365	51.5%	384,284	57.5%
Total revenue	$233,775	100.0%	$213,343	100.0%	$519,486	100.0%	$668,211	100.0%

Segment Cost of Construction

Cost of construction by segment three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		% of Total		% of Total		% of Total		% of Total
	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of	Cost of
Segment	Construction	Construction	Construction	Construction	Construction	Construction	Construction	Construction
Civil	$93,034	43.6%	$89,083	42.1%	$250,235	43.5%	$236,763	37.4%
Transportation	120,155	56.4%	122,319	57.9%	324,654	56.5%	396,060	62.6%
Total cost of construction	$213,189	100.0%	$211,402	100.0%	$574,889	100.0%	$632,823	100.0%

Segment Gross Profit (Loss)

Gross profit (loss) by segment for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three Months Ended				Nine Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
		% of Segment		% of Segment		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,308	13.3%	$10,398	10.5%	$1,886	0.7%	$47,164	16.6%
Transportation	6,278	5.0%	(8,457)	(7.4)%	(57,289)	(21.4)%	(11,776)	(3.1)%
Gross profit (loss)	$20,586	8.8%	$1,941	0.9%	$(55,403)	(10.7)%	$35,388	5.3%

Revenue earned outside of the United States was 8% and 14% for the three months ended September 30, 2026 and 2025, respectively. Revenue earned outside of the United States was 10% and 15% for the nine months ended September 30, 2026 and 2025, respectively.

A reconciliation of gross profit (loss) from segments to losses before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Gross profit (loss) from segments	20,586	1,941	(55,403)	35,388
Selling, general, and administrative expenses	13,628	14,587	45,276	44,624
Total operating income (loss)	6,958	(12,646)	(100,679)	(9,236)
Gain (loss) on investments, net	(5)	50	209	126
Other income, net	32,402	1,973	38,923	4,294
Interest expense	(4,109)	(9,166)	(20,126)	(28,023)
Earnings (losses) before income taxes	$35,246	$(19,789)	$(81,673)	$(32,839)

Note 5. Debt

Long-term debt and credit facilities consisted of the following as of September 30, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Term loan	$93,309	$127,876
Bonding surety financing	65,277	—
Non-bonding surety financing	168,588	—
Secured notes	84,094	116,290
Unsecured notes	18,201	18,201
Mortgage notes	240	307
Total debt	429,709	262,674
Unamortized deferred financing costs	(3,612)	(4,972)
Total debt, net	426,097	257,702
Less: Current portion	(39,618)	(53,731)
Total long-term debt	$386,479	$203,971

The weighted average interest rate on total debt outstanding as of September 30, 2026 and December 31, 2025, was 3.18% and 9.18%, respectively.

Credit Agreement and Second Amendment

On September 30, 2024, the Company entered into the Credit Agreement with Callodine Commercial Finance, LLC as administrative agent and lender.

The Credit Agreement provided for a four-year secured $160.0 million term loan facility, consisting of a $140.0 million initial draw term loan (the “Term Loan”) and a $20.0 million committed delayed draw term loan (the “Delayed Draw”) with a maturity date of September 30, 2028.

On March 17, 2026, the Company entered into an assignment and assumption (the “Assignment and Assumption Agreement”) with Callodine Commercial Finance, LLC (the “Resigning Agent”), solely in its capacity as “Agent” under the Credit Agreement, lenders party to the Credit Agreement (individually, an “Assignor,” and collectively, the “Assignors”), the assignees parties thereto (individually, an “Assignee,” and collectively, the “Assignees”), and Alana Porrazzo, in her capacity as Trustee of the Southland Collateral Trust, as successor agent. The Assignees include certain surety providers of the Company.

Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors. In addition, concurrently with the assignment of the Assigned

Interests, the Delayed Draw was terminated and of no further force or effect. As consideration for the foregoing, the Company agreed to sell idle equipment and other assets and pursue claim collections, with the proceeds from such transactions going towards payment of the principal balance of the loan prior to maturity.

On August 13, 2026, the Company entered into the Second Amendment, with a retroactive date of March 17, 2026. The Second Amendment documents the post-assignment restructuring of the Credit Agreement and provides the Company with interest, amortization, covenant and prepayment relief unless and until such time that the pre-assignment terms are reinstated due to events of default or acceleration events as set forth in the Second Amendment. During the relief period, loans and other monetary obligations bear interest at a fixed rate of 4.00% per annum, accrued interest is capitalized as payment-in-kind interest and added to principal, scheduled quarterly amortization payments are suspended, and certain early termination premium obligations are suspended, subject to reinstatement and related recalculation provisions upon specified events of default or acceleration events. The Second Amendment also revises certain mandatory prepayment and reinvestment provisions and modifies certain borrowing base, liquidity, cash-management and related reporting requirements. The Credit Agreement continues to mature on September 30, 2028, unless accelerated earlier.

Due to the retroactive decrease in the interest rate on the Term Loan resulting from the Second Amendment, a $2.8 million adjustment was made to previously recorded interest expense in the quarter ended September 30, 2026.

During the three and nine months ended September 30, 2026, the Company paid down $3.1 million and $34.6 million on the Term Loan, respectively. As of September 30, 2026, the balance of the Term Loan was $93.3 million. During the three and nine months ended September 30, 2025, the Company paid down $4.5 million and $10.4 million on the Term Loan, respectively.

As of September 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended.

Financial Assistance Agreement

On August 13, 2026, the Company entered into the Financial Assistance Agreement, effective as of October 1, 2025, to document and implement the Company’s ongoing financing arrangements with such sureties in respect of certain bonded construction projects. The Financial Assistance Agreement provides for, among other things, cash-management arrangements, reaffirmation of indemnity, reimbursement and subrogation obligations under existing GIAs and related surety arrangements, covenants and events of default, and the restructuring of certain surety financing arrangements outstanding.

Under the Financial Assistance Agreement, any surety providing bonds after October 1, 2025 is deemed to be providing “Bonding Surety Financing,” and any surety providing financing that is not Bonding Surety Financing is deemed to be providing “Non-Bonding Financing.” The Financial Assistance Agreement provides for the terms of certain Non-Bonding Financing arrangements with the Non-Bonding Sureties, including the conversion of certain Non-Bonding Financing into Preferred Shares in accordance with the Preferred Shares Term Sheet. The Preferred Shares may be issued to certain sureties based on a portion of expected project losses, with remaining Non-Bonding Financing treated as unsecured indebtedness of the indemnitors, subject to specified payment, forgiveness, release and revocation provisions. The Financial Assistance Agreement also provides that Bonding Surety Financing bears interest at the rate of four percent (4%) per annum, and accrued interest is capitalized and added to the principal amount of financial assistance giving rise thereto on the first day of each calendar year. As of September 30, 2026, the total amount of Bonding Surety Financing was $65.3 million and the total amount of Non-Bonding Financing was $168.6 million. Approximately $209.8 million of amounts previously reported as surety payables were reclassified to long term debt on the unaudited condensed consolidated balance sheets pursuant to the Financial Assistance Agreement.

Under the terms of the Financial Assistance Agreement, each applicable surety panel, which consists of a lead surety and any participating co-sureties for each project, has determined the expected loss for Non-Bonding Financing to fund to completion the outstanding bonded projects for the applicable surety panel. The Preferred Shares Term Sheet contemplates that the amount initially converted and issued as the Preferred Shares equals the lesser of the Non-Bonding Financing amount as of June 30, 2026, and 50% of the expected funding for each surety panel. The Preferred Shares will have a stated value of $1,000 per share and a liquidation preference equal to such stated value, will rank senior to any other class or series of equity of the Company, and will not be convertible into any other securities of the Company. The remaining portion of Non-Bonding Financing for which the Preferred Shares are not issued will constitute unsecured indebtedness of the indemnitors, will bear no interest, and will not be subject to mandatory amortization payments; however, the indemnitors are required to make specified payments in respect of such Non-Bonding Financing, including certain net cash proceeds from claims on bonded projects and 5% of annual operating cash flow. On September 30, 2026, the Company entered into the first amendment to the Financial Assistance Agreement, pursuant to which the date by which the Preferred Shares are required to be issued was extended to no later than November 13, 2026.

Subsequent to September 30, 2026, the Company entered into the second amendment to the Financial Assistance Agreement, effective as of November 11, 2026, pursuant to which the date by which the Preferred Shares are required to be issued was extended to no later than December 18, 2026.

The Financial Assistance Agreement required an initial funding commitment by the sureties of not less than $10.0 million, subject to the conditions set forth therein, which has been satisfied through the advancement of surety funds. Except for the initial funding commitment, the sureties have no obligation to provide additional funding or financial assistance, and any additional financial assistance is subject to the sureties’ discretion. The Financial Assistance Agreement also provides for the grant of certain collateral to secure specified obligations, including Bonding Surety Financing, and excludes from such collateral any monetary recovery or other funds received in connection with the WSCC Project litigation, to the extent such funds are applied toward the settlement of such litigation.

The Second Amendment to the Credit Agreement, Financial Assistance Agreement and the WSCC Project settlement funded by Zurich were accounted for as a TDR in accordance with ASC 470-60, as the Company was experiencing financial difficulties and the lenders granted concessions, including a reduction in the effective interest rate. The principal changes to the financing arrangements included a reduction in interest rate, changes to scheduled payments and waivers of any and all defaults, potential defaults and covenant violations under the Credit Agreement. The total undiscounted future cash payments were more than the carrying amount of the existing debt immediately prior to the restructuring; accordingly, no gain was recognized during the three and nine months ended September 30, 2026. The carrying amount of the debt was not reduced, and the Company established a new effective interest rate based on the revised contractual cash flows. The accounting treatment will be reevaluated for any subsequent amendments to these agreements.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of September 30, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Unsecured Notes

We enter into unsecured notes in order to finance growth within our business. As of September 30, 2026, we had outstanding secured notes expiring March 2033. Interest rates on the unsecured notes are 4.00%.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Liabilities relating to legal proceedings and government inquiries, to the extent that we have concluded such liabilities are probable and the amounts of such liabilities are reasonably estimable, are recorded on the consolidated balance sheets. A certain number of the claims are insured but subject to varying deductibles, and a certain number of the claims are uninsured. The aggregate range of possible loss related to (i) matters considered reasonably possible, and (ii) reasonably possible amounts in excess of accrued losses recorded for probable loss contingencies was immaterial, as of September 30, 2026, and December 31, 2025. Our estimates of such matters could change in future periods.

Washington State Convention Center Project

On March 7, 2018, Clark/Lewis Joint Venture (“CLJV”), awarded the Company a subcontract valued at approximately $81.4 million to supply and erect structural steel for the WSCC Project. Over the course of the WSCC Project, the Company executed change orders and asserted claims against CLJV due to CLJV’s management of the project, the impacts of COVID-19, and cumulative inefficiencies, which American Bridge believed were caused by CLJV’s site management of multiple subcontractors, an unrealistic project schedule, and the failure to issue time-related overhead compensation associated with change orders. The amount sought by American Bridge was approximately $80 million in total. At the time the claim was recorded, management concluded that the criteria for inclusion in the transaction price were met and that the claim represented a valid contract asset because collectability of the amount of consideration was probable. The Company deemed the amount collectable to be $40.3 million. Additionally, there was $6.4 million in retainage that CLJV did not release to the Company.

CLJV and the Washington State Convention Center submitted a counterclaim totaling approximately $58 million, alleging that American Bridge delayed completion of the project by failing to meet the CLJV schedule, which in turn caused delays to CLJV and other subcontractors.

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

While the Company intended to appeal the adverse ruling and the sanctions order, certain of its sureties subsequently entered into negotiations with CLJV on behalf of the Company in accordance with certain rights available to the sureties under GIAs. On March 27, 2026, the Company entered into a settlement agreement on the WSCC Project.

On August 26, 2026, the Company entered into the Settlement Agreement with Liberty and Zurich. Pursuant to the Settlement Agreement, the Company paid $5.0 million to Liberty on September 28, 2026, to fully resolve and settle approximately $36.4 million of losses incurred by Liberty as a surety in connection with the WSCC Project, of which approximately $34.0 million relates to the WSCC Project judgment.

The Company is negotiating repayment terms for amounts paid by Zurich on behalf of the Company. Zurich has agreed to forbear from seeking repayment of such amounts until at least November 13, 2027.

The WSCC Project settlement and judgment-related amounts funded by the sureties is included in surety payable on our unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and was $55.4 million and $89.1 million, respectively.

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

On June 11, 2024, JBC filed its Second Amended Complaint which reiterates the Contract Claims resulting in damages “in an amount in excess of $115,000,000, plus pre-judgment and post-judgment interest.”

The Company continues to pursue all legal options and the parties continue to exchange information and engage in meetings.

Surety Bonds

In our industry, we are generally required to provide surety performance and payment bonds guaranteeing the completion of projects and guaranteeing payment to subcontractors and suppliers as a condition for entering into construction contracts. We had outstanding surety bonds as of September 30, 2026, and December 31, 2025. We have agreed to indemnify our sureties if they experience a loss on the bonds of any of our affiliates.

Self-Insurance

We are self-insured up to certain limits with respect to workers’ compensation, general liability and auto liability matters, and health insurance. We maintain accruals for self-insurance retentions based upon third-party data and claims history.

Note 7. Income Taxes

The federal statutory tax rate is 21%. Southland’s effective tax rate was 1.5% and (289.0%) for the three months ended September 30, 2026 and 2025, respectively. The primary differences between the statutory rate and the effective rate for the three months ended September 30, 2026, were adjustments to valuation allowances recorded against net deferred tax assets. The primary differences between the statutory rate and the effective rate for the three months ended September 30, 2025, were due to state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”). The effective rate was 1.3% and (173.0%) for the nine months ended September 30, 2026 and 2025, respectively. The primary differences between the statutory rate and the effective rate for the nine months ended September 30, 2026, were adjustments to valuation allowances recorded against net deferred tax assets. The primary differences between the statutory rate and the effective rate for the nine months ended September 30, 2025, were due to state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax in the quarter ended September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2026, the Company has recorded a valuation allowance of approximately $137.8 million related to its U.S. federal and state net deferred tax assets, inclusive of current year activity, as they are determined to be more-likely-than-not to not be utilized.

As a result of financial losses incurred within the Canadian operations at certain subsidiaries, the Company maintains a valuation allowance against the net deferred tax assets as they are determined to not be more-likely-than-not to be utilized. As of September 30, 2026, the Company has a valuation allowance in the amount of $8.3 million related to the net deferred tax assets on certain Canadian subsidiaries.

The Company maintains a valuation allowance related to the net deferred tax assets recorded from United Kingdom operations from historic losses incurred that are determined to not be more-likely-than-not to be utilized. As of September 30, 2026, the valuation allowance related to United Kingdom operations is $16.1 million.

During the quarter ended September 30, 2026, the Company recorded an increase to its uncertain tax position reserve of $2.1 million related to its 2022 and 2023 U.S. federal and state income tax filings.

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

As of September 30, 2026, Southland had $1.6 billion of RUPO. The Company expects to recognize approximately 40% of its RUPO as revenue during the next twelve months, and the remaining balance by 2031. Unforeseen events and circumstances such as schedule delays, regulatory requirements, project specific issues, or other reasons can alter the timing of satisfaction of our RUPO.

Note 9. Cost and Estimated Earnings on Uncompleted Contracts

Contract assets as of September 30, 2026, and December 31, 2025, consisted of the following:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Costs in excess of billings	$238,274	$366,360
Costs to fulfill contracts, net	18,917	23,002
Contract assets	$257,191	$389,362

Costs and estimated earnings on uncompleted contracts were as follows as of September 30, 2026, and December 31, 2025:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$7,887,752	$8,078,898
Estimated earnings	42,709	72,937
Costs incurred and estimated earnings	7,930,461	8,151,835
Less: billings to date	(7,873,917)	(8,038,018)
Costs to fulfill contracts, net	18,917	23,002
Net contract position	$75,461	$136,819

Our net contract position is included on the unaudited condensed consolidated balance sheets under the following captions:

	As of
(Amounts in thousands)	September 30, 2026	December 31, 2025
Contract assets	$257,191	$389,362
Contract liabilities	(181,730)	(252,543)
Net contract position	$75,461	$136,819

We periodically evaluate our project forecasts and the amounts recognized with respect to our claims and unapproved change orders, and other potential modifications under review (referred to collectively as “Unresolved Contract Modifications”). On certain projects we have assessed Unresolved Contract Modifications to recover additional costs and profits which we believe we are entitled under the terms of our contracts. This includes Unresolved Contract Modifications on completed projects and projects that are not yet complete. Until an Unresolved Contract Modification is finalized it is likely that additional costs will be incurred in future periods. Our customers, or other third parties, may disagree with some or all of our assessed Unresolved

Contract Modifications. As of September 30, 2026 and December 31, 2025, we have recorded $300.0 million and $382.3 million, respectively, related to Unresolved Contract Modifications.

As of January 1, 2025, we had contract assets of $483.2 million, with the changes between 2025 and 2026 primarily driven by the timing of billings, Unresolved Contract Modifications activity and management’s comprehensive reassessment of expected recoverability of claims in the three months ended June 30, 2026.

As of January 1, 2026, we had contract liabilities of $252.5 million, of which $48.6 million and $251.7 million were recognized as revenue during the three and nine months ended September 30, 2026, respectively.

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

We own an 84.7% interest in Oscar Renda Contracting, Inc. (“Oscar Renda”), as of September 30, 2026, and September 30, 2025.

We own a 70.0% interest in the Southland Astaldi joint venture as of September 30, 2026, and September 30, 2025.

American Bridge entered into a joint venture with Commodore Maintenance Corporation, forming American Bridge/Commodore Joint Venture.  According to the joint venture agreement, each of the parties is paid in accordance with its respective work performed and has no responsibility for losses incurred by the other party in performance of its work. In June of 2026, American Bridge and Commodore Maintenance Corporation entered into an agreement to remove Commodore Maintenance Corporation from the joint venture.  In connection with the agreement, American Bridge agreed to assume the full interest of the joint venture, including all past, present, and future assets and liabilities. At September 30, 2026, American Bridge was responsible for approximately 93% of the total contracted work.

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

Note 11. Related Party Transactions

Southland occasionally enters into subcontracts with a subcontractor in which certain employees hold a minority ownership. Cost of construction related to this subcontractor was $0.0 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $0.9 million and $2.2 million for the nine months ended September 30, 2026 and 2025. Accounts payable balance due to this subcontractor was $0.1 million as of September 30, 2026 and December 31, 2025. Southland enters into agreements with this related party through a competitive bidding process and have substantially the same as terms the Company would enter into with a similar, unrelated party.

In July 2024, the Company closed a real estate purchase agreement to sell and leaseback three properties for $42.5 million. The Company’s Chief Executive Officer, Frank Renda, and co-Chief Operating Officer, Rudy Renda, hold a combined 25% indirect minority interest in the entity that purchased the real estate. For the three and nine months ended September 30, 2026, the Company paid $1.3 million and $3.7 million, respectively, to this related party in accordance with the real estate purchase agreement. For three and nine months ended September 30, 2025, the Company paid $1.2 million and $3.8 million, respectively, to this related party in accordance with the real estate purchase agreement.

In the first quarter of 2026, the Company’s Chief Executive Officer, Frank Renda, Co-Chief Operating Officer Tim Winn, and Co-Chief Operating Officer, Rudy Renda, agreed to collateralize bonds issued in favor of the Company in the form of a cash deposit in the amount of $1.5 million.

In August 2026, the Company’s Chief Executive Officer, Frank Renda, Co-Chief Operating Officer Tim Winn, and Co-Chief Operating Officer, Rudy Renda and other indemnitors (collectively, the “Shareholder Indemnitors”) entered into the Financial Assistance Agreement, pursuant to which the Shareholder Indemnitors may be personally liable for the portion of Non-Bonding Financing for which Preferred Shares are not issued, which will constitute unsecured indebtedness of the Shareholder Indemnitors. Each surety will forgive the full amount of its Non-Bonding Financing and will write off such Non-Bonding Financing upon achievement of substantial completion of each surety’s bonded projects. In addition, each Surety will release the Shareholder Indemnitors from their respective personal liability upon either (i) payment by the Shareholder Indemnitors of at least $10.0 million to the holders of the Non-Bonding Financing or (ii) redemption in whole of all Preferred Shares in accordance with the Preferred Shares Term Sheet.

Note 12. Share Based Compensation

On May 24, 2022, the Board of Directors of Legato Merger Corp. II, a Delaware corporation, adopted the Southland Holdings, Inc. 2022 Equity Incentive Plan (“2022 Plan”). A total of 2,220,392 shares of our common stock were reserved for issuance under the 2022 Plan of which 64,309 remained available as of September 30, 2026.

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

A summary of the changes in our RSUs during the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	RSUs	Weighted-Average Grant-Date Fair Value per RSU	RSUs	Weighted-Average Grant-Date Fair Value per RSU
Outstanding, beginning balance	786,286	$3.93	599,547	$5.31
Granted	984,151	0.75	623,931	3.60
Vested	(395,908)	0.94	(176,525)	3.55
Forfeited	(34,171)	3.24	(219,988)	4.83
Canceled	(26,324)	1.32	(38,814)	3.12
Outstanding, ending balance	1,314,034	$1.81	788,151	$3.93

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

A summary of the changes in our PSUs during the nine months ended September 30, 2026 and 2025 is as follows:

	September 30, 2026		September 30, 2025
	PSUs	Weighted-Average Grant-Date Fair Value per PSU	PSUs	Weighted-Average Grant-Date Fair Value per PSU
Outstanding, beginning balance	173,690	$4.58	304,880	$4.58
Forfeited	(86,845)	4.58	(131,190)	4.58
Outstanding, ending balance	86,845	$4.58	173,690	$4.58

Compensation cost was $0.1 million and $0.9 million for the three and nine months ended September 30, 2026, respectively, which is included in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations. Compensation cost was $0.1 million and $0.8 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, there was a total of $2.3 million in unrecognized compensation cost which will be recognized over a remaining weighted-average period of 1.5 years.

Note 13. Loss per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands, except shares and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss)	$34,703	$(76,983)	$(80,623)	$(89,659)
Less net income (loss) attributable to noncontrolling interests	990	(1,714)	(1,717)	468
Net income (loss) attributable to common stockholders, basic and diluted	33,713	(75,269)	(78,906)	(90,127)

Denominator:
Weighted average common shares outstanding — basic	54,473,554	54,113,036	54,281,990	54,028,363
Add: Dilutive effect of restricted stock units	17,196	-	—	-
Weighted average common shares outstanding — diluted	54,490,750	54,113,036	54,281,990	54,028,363

Net income (loss) per share — basic	$0.62	$(1.39)	$(1.45)	$(1.67)
Net income (loss) per share — diluted	$0.62	$(1.39)	$(1.45)	$(1.67)

As the average market price of common stock for the three and nine months ended September 30, 2026 did not exceed the exercise price of the Warrants, the potential dilution from the Warrants converting into 14,385,500 shares of common stock for both periods have been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2026, the potential dilution from unvested RSUs converting into 973,273 shares and 665,737 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive. For the three and nine months ended September 30, 2025, the potential dilution from unvested RSUs converting into 768,066 shares and 550,640 shares of common stock, respectively, has been excluded from the number of shares used in calculating diluted net loss per share as their inclusion would have been antidilutive.

Note 14. Subsequent Events

On November 11, 2026, the Company and certain other related entities, certain individual shareholder indemnitors, certain sureties of the Company, and Berkshire, as collateral agent, entered into the second amendment to the Financial Assistance Agreement (the “FAA Second Amendment”). Prior to giving effect to the FAA Second Amendment, the Preferred Shares were required to be issued no later than November 13, 2026. Under the FAA Second Amendment, the date by which the Preferred Shares are required to be issued has been extended to be no later than December 18, 2026. The foregoing description of the FAA Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2026.

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

For the three months ended September 30, 2026, M&P contributed $17.4 million to revenue and $10.2 million to gross loss. There is additional information on the M&P gross loss in the Transportation portion of the Segment Results section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. This compares to $22.9 million to revenue and $3.0 million in gross loss for the three months ended September 30, 2025. For the nine months ended September 30, 2026, M&P contributed $40.1 million to revenue and $39.6 million to gross loss. This compares to $62.7 million to revenue and $15.9 million to gross loss for the nine months ended September 30, 2025. As of September 30, 2026, approximately 1.2% of Southland’s backlog was in M&P and Southland estimates most of this work to be substantially completed in 2026.

Results of Operations

Comparisons of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table sets forth summary financial information for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Revenue	$233,775	$213,343
Cost of construction	213,189	211,402
Gross profit	20,586	1,941
Selling, general, and administrative expenses	13,628	14,587
Operating income (loss)	6,958	(12,646)
Gain (loss) on investments, net	(5)	50
Other income, net	32,402	1,973
Interest expense	(4,109)	(9,166)
Earnings (losses) before income taxes	35,246	(19,789)
Income tax expense	543	57,194
Net income (loss)	34,703	(76,983)
Net income (loss) attributable to noncontrolling interests	990	(1,714)
Net income (loss) attributable to Southland stockholders	$33,713	$(75,269)

Revenue

Revenue for the three months ended September 30, 2026, was $233.8 million, an increase of $20.4 million, or 9.6%, compared to the three months ended September 30, 2025. The increase was attributable to a $12.6 million increase in revenue in our Transportation segment and a $7.9 million increase in revenue in our Civil segment primarily due to new projects being substantially started after September 30, 2025.

Cost of construction

Cost of construction for the three months ended September 30, 2026, was $213.2 million, an increase of $1.8 million, or 0.8%, compared to the three months ended September 30, 2025. The increase was attributable to a $4.0 million increase in our Civil segment primarily due to new projects being substantially started after September 30, 2025, offset by a $2.2 million decrease in our Transportation segment primarily due to projects approaching completion.

Gross profit

Gross profit for the three months ended September 30, 2026, was $20.6 million, an increase in gross profit of $18.6 million, or 960.6%, compared to the three months ended September 30, 2025. The increase was attributable to a $14.7 million increase in gross profit in our Transportation segment primarily due to the absence of certain prior year net unfavorable adjustments and a $3.9 million increase in gross profit in our Civil segment primarily due to new projects being substantially started after September 30, 2025.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the three months ended September 30, 2026, were $13.6 million, a decrease of $1.0 million, or 6.6%, compared to the three months ended September 30, 2025. The decrease was primarily due to a $1.9 million decrease in compensation expense offset by a $0.9 million increase in business transformation expenses, compared to the same period in 2025.

Other income, net

Other income, net for the three months ended September 30, 2026, was $32.4 million, an increase of $30.4 million, or 1540.8%, compared to the three months ended September 30, 2025. The increase was primarily driven by a $28.7 million increase related to the Liberty settlement in connection with the WSCC Project. See Note 6 in Item 1 to this Quarterly Report on Form 10-Q for additional details.

Interest expense

Interest expense for the three months ended September 30, 2026, was $4.1 million, a decrease of $5.1 million, or 55.2%, compared to the three months ended September 30, 2025. The decrease was primarily driven by a $2.8 million adjustment to previously recorded interest expense related to the retroactive decrease in the interest rate on the Term Loan after entering into the Second Amendment to the Credit Agreement. See Note 5 in Item 1 to this Quarterly Report on Form 10-Q for additional details.

Income tax expense

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax in the quarter ended September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2026, the Company has recorded a valuation allowance of approximately $137.8 million, inclusive of current year, related to its U.S. federal and state net deferred tax assets, as they are determined to be more-likely-than-not to not be utilized.

The effective tax rate for the three months ended September 30, 2026 was 1.5%. The primary differences between the federal statutory tax rate of 21% and the effective rate were valuation allowance adjustments against subsidiaries’ net deferred tax assets.

The effective tax rate for the three months ended September 30, 2025 was (289.0%). The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, the recording of valuation allowances against domestic subsidiaries’ net deferred tax assets, the income earned in foreign jurisdictions with different tax rates than the domestic rate; however, that foreign income is included within U.S. taxable income through Section 951A Global Intangible Low-Taxed Income (“GILTI”) when the foreign rate is less than 90% of the domestic rate, and the impact of worldwide forecast on the interim calculations under ASC 740.

Comparisons of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table sets forth summary financial information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Revenue	$519,486	$668,211
Cost of construction	574,889	632,823
Gross profit (loss)	(55,403)	35,388
Selling, general, and administrative expenses	45,276	44,624
Operating loss	(100,679)	(9,236)
Gain on investments, net	209	126
Other income, net	38,923	4,294
Interest expense	(20,126)	(28,023)
Losses before income taxes	(81,673)	(32,839)
Income tax expense (benefit)	(1,050)	56,820
Net loss	(80,623)	(89,659)
Net income (loss) attributable to noncontrolling interests	(1,717)	468
Net loss attributable to Southland stockholders	$(78,906)	$(90,127)

Revenue

Revenue for the nine months ended September 30, 2026, was $519.5 million, a decrease of $148.7 million, or 22.3%, compared to the nine months ended September 30, 2025. The decrease in revenue is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the quarter ended June 30, 2026, which impacted the results for the nine months ended September 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted revenue by $102.3 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in decreases in revenue of $53.4 million and $48.9 million in our Civil and Transportation segments, respectively. The decrease in revenue was also attributable due to projects approaching completion in both our Civil and Transportation segments.

Cost of construction

Cost of construction for the nine months ended September 30, 2026, was $574.9 million, a decrease of $57.9 million, or 9.2%, compared to the nine months ended September 30, 2025. The decrease was attributable to a $71.4 million decrease in our Transportation segment primarily due to projects approaching completion, offset by a $13.5 million increase in our Civil segment primarily due to new projects substantially started after September 30, 2025.

Gross profit (loss)

Gross loss for the nine months ended September 30, 2026, was $55.4 million, a decrease in gross profit of $90.8 million, or 256.6%, compared to the nine months ended September 30, 2025. The decrease in gross profit is primarily due to unfavorable changes in estimates related to certain unresolved contract modifications and claims. During the three months ended June 30, 2026, which impacted the results for the nine months ended September 30, 2026, management performed a comprehensive reassessment of expected recoverability of claims on several projects, including substantially completed projects, in light of recent developments and updated information available regarding the timing and amounts of potential recoveries. As a result of this reassessment, the Company reduced the estimated value of certain claims and recorded a cumulative catch-up adjustment, which negatively impacted gross profit by $93.6 million. While the Company continues to pursue recovery of amounts it believes are contractually due, the timing and ultimate resolution of these matters remains uncertain. The contract adjustments resulted in decreases in gross profit of $49.6 million and $44.0 million in our Transportation and Civil segments, respectively.

Selling, general, and administrative expenses

Selling, general, and administrative expenses for the nine months ended September 30, 2026, were $45.3 million, an increase of $0.7 million, or 1.5%, compared to the nine months ended September 30, 2025. The increase was primarily due to a $4.2 million increase in business transformation expenses, a $3.2 million increase in bad debt expense, offset by a $6.1 million decrease in compensation expense and a $0.8 million decrease in financing expense, compared to the same period in 2025.

Other income, net

Other income, net for the nine months ended September 30, 2026, was $38.9 million, an increase of $34.6 million, or 806.5%, compared to the nine months ended September 30, 2026. The increase was primarily driven by a $28.7 million increase related to the Liberty settlement in connection with the WSCC Project. See Note 6 in Item 1 to this Quarterly Report on Form 10-Q for additional details.

Interest expense

Interest expense for the nine months ended September 30, 2026, was $20.1 million, a decrease of $7.9 million, or 28.2%, compared to the nine months ended September 30, 2025. Interest expense decreased $4.4 million due to the decrease in the Term Loan balance, compared to the same period in 2025. The decrease is also attributable to a $2.8 million adjustment to previously recorded interest expense related to the retroactive decrease in the interest rate on the Term Loan after entering into the Second Amendment to the Credit Agreement. See Note 5 in Item 1 to this Quarterly Report on Form 10-Q for additional details.

Income tax expense (benefit)

The Company is in a net deferred tax asset position for both U.S. federal and state income tax as of September 30, 2026. The Company assesses available positive and negative evidence to estimate whether sufficient taxable income will be generated to permit use of existing deferred income tax assets. The Company has incurred three years of cumulative losses in various jurisdictions including the U.S. Such objective evidence and recent changes in forecasts resulted in the Company establishing a valuation allowance against the net deferred tax assets related to U.S. federal and state income tax in the quarter ended September 30, 2025, with the exception of the net deferred tax assets related to separate state filings for certain subsidiaries. As of September 30, 2026, the Company has recorded a valuation allowance of approximately $137.8 million, inclusive of current year, related to its U.S. federal and state net deferred tax assets, as they are determined to be more-likely-than-not to not be utilized

The effective tax rate for the nine months ended September 30, 2026 was 1.3%. The primary differences between the federal statutory tax rate of 21% and the effective rate were valuation allowance adjustments against subsidiaries’ net deferred tax assets.

The effective tax rate for the nine months ended September 30, 2025 was (173.0%). The primary differences between the federal statutory tax rate of 21% and the effective rate were state income taxes, federal tax credits, valuation allowances recorded against domestic subsidiaries’ net deferred tax assets, and income earned in a foreign jurisdiction with different income tax rates from the domestic rate; however, that foreign income is included within U.S. taxable income through GILTI.

Segment Results

Comparisons of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table sets forth segment information for the three months ended September 30, 2026 and 2025:

	Three Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$107,342	45.9%	$99,481	46.6%
Transportation	126,433	54.1%	113,862	53.4%
Total revenue	$233,775	100.0%	$213,343	100.0%

	Three Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$14,308	13.3%	$10,398	10.5%
Transportation	6,278	5.0%	(8,457)	(7.4)%
Gross profit	$20,586	8.8%	$1,941	0.9%

Civil

Revenue for the three months ended September 30, 2026, was $107.3 million, an increase of $7.9 million, or 7.9%, compared to the three months ended September 30, 2025. The increase was primarily attributable to increased revenues of $19.8 million from a data center project in the Southwest and $7.6 million from a wastewater treatment plant project in the Southwest that were substantially started after September 30, 2025, offset by an $18.0 million decrease from a water project in the Midwest due to project approaching completion.

Gross profit for the three months ended September 30, 2026, was $14.3 million, or 13.3% of segment revenue, compared to gross profit of $10.4 million, or 10.5%, of segment revenue, for the three months ended September 30, 2025. The primary drivers to the increase in gross profit of $3.9 million for the three months ended September 30, 2026 versus the same period in 2025 were increases in gross profit contributions of $10.8 million from a data center project in the Southwest and a wastewater treatment plant project in the Southwest due to the projects being substantially started after September 30, 2025. The increases in gross profit were offset by a decrease in gross profit contributions of $7.8 million from a water project in the Midwest due to project approaching completion.

Transportation

Revenue for the three months ended September 30, 2026, was $126.4 million, an increase of $12.6 million, or 11.0%, compared to the three months ended September 30, 2025. The increase was primarily attributable to increased revenues of $23.8 million from a bridge project in the Southeast and $5.2 million from a project in the Bahamas that were substantially started after September 30, 2025, offset by decreased revenues of $13.8 million from a project in the Bahamas and $4.7 million from a bridge project in the Northeast due to the projects approaching completion.

Gross profit for the three months ended September 30, 2026, was $6.3 million, or 5.0% of segment revenue, compared to gross loss of $8.5 million, or (7.4)% of segment revenue, for the three months ended September 30, 2025. The primary drivers to the increase in gross profit of $14.7 million were increases in profit contributions of $7.8 million from a bridge project in the Southeast and $6.9 million from a bridge project in the Midwest due to the absence of certain prior year net unfavorable adjustments, $5.5 million from a bridge project in the Southeast due to the project being substantially started after September 30, 2025 and $3.6 million from two water dam projects in the South mostly due to improved operating performance. The increases in gross profit were offset by a decrease in gross profit contributions of $10.5 million from an M&P project due to project delays.

Comparisons of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table sets forth segment information for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025
		% of Total		% of Total
Segment	Revenue	Revenue	Revenue	Revenue
Civil	$252,121	48.5%	$283,927	42.5%
Transportation	267,365	51.5%	384,284	57.5%
Total revenue	$519,486	100.0%	$668,211	100.0%

	Nine Months Ended
(Amounts in thousands)	September 30, 2026		September 30, 2025
		% of Segment		% of Segment
Segment	Gross Profit	Revenue	Gross Profit	Revenue
Civil	$1,886	0.7%	$47,164	16.6%
Transportation	(57,289)	(21.4)%	(11,776)	(3.1)%
Gross profit (loss)	$(55,403)	(10.7)%	$35,388	5.3%

Civil

Revenue for the nine months ended September 30, 2026, was $252.1 million, a decrease of $31.8 million, or 11.2%, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to decreased revenues of $26.4 million from a water facility project in the Northwest and $19.2 million from a water drainage project in the South, due to management’s comprehensive reassessment of expected recoverability of claims in the three months ended June 30, 2026. The decrease was also attributable to decreased revenues of $24.3 million from a wastewater treatment plant project in Canada due to the project approaching completion and higher-than-expected project costs and $14.7 million from a water project in the Midwest due to the project approaching completion. The decreases in revenue were offset by increased revenues of $53.1 million from a data center project in the Southwest due to the project being substantially started after September 30, 2025.

Gross profit for the nine months ended September 30, 2026, was $1.9 million, or 0.7% of segment revenue, compared to gross profit of $47.2 million, or 16.6%, of segment revenue, for the nine months ended September 30, 2025. The primary drivers to the decrease in gross profit of $45.3 million for the nine months ended September 30, 2026 versus the same period in 2025 were decreases in gross profit contributions of $13.4 million from a water project in the Northeast, $11.6 million from a water facility project in the Northwest and $9.8 million from a water drainage project in the South, due to management’s comprehensive reassessment of expected recoverability of claims in the three months ended June 30, 2026. The decrease in gross profit was also attributable to a decrease in gross profit contributions of $12.7 million from a wastewater treatment plant project in Canada due to higher-than-expected project costs.

Transportation

Revenue for the nine months ended September 30, 2026, was $267.4 million, a decrease of $116.9 million, or 30.4%, compared to the nine months ended September 30, 2025. The decrease was primarily attributable to decreased revenues of $34.6 million from an elevated roadway and bridge project in the Southeast and $32.5 million from a project in the Bahamas due to the projects approaching completion. The decrease was also primarily related to decreased revenues of $31.1 million from a project in the Southeast due to management’s comprehensive reassessment of expected recoverability of claims.in the three months ended June 30, 2026, and $13.2 million from a canal widening project in the South due to an unfavorable adjustment related to dispute resolutions.

Gross loss for the nine months ended September 30, 2026, was $57.3 million, or (21.4)% of segment revenue, compared to gross loss of $11.8 million, or (3.1)% of segment revenue, for the nine months ended September 30, 2025. The primary drivers to the increase in gross loss of $45.5 million were decreases in profit contributions of $35.1 million from a project in the Southeast due to management’s comprehensive reassessment of expected recoverability of claims in the three months ended June 30, 2026. The increase in gross loss was also attributable to decreases in gross profit contributions of $13.2 million from a canal widening project in the South due to an unfavorable adjustment related to dispute resolutions.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss) attributable to Southland stockholders	$33,713	$(75,269)	$(78,906)	$(90,127)
Depreciation and amortization	5,000	5,629	16,081	17,530
Income tax expense (benefit)	543	57,194	(1,050)	56,820
Interest expense	4,109	9,166	20,126	28,023
Interest income	(174)	(221)	(542)	(1,473)
EBITDA	43,191	(3,501)	(44,291)	10,773

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

(Amounts in thousands)
Balance December 31, 2025	$2,031,080
New contracts, change orders, and adjustments	202,745
Less: contract revenue recognized in 2026	(519,486)
Balance September 30, 2026	$1,714,339

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

The following tables set forth our Backlog by segment:

Civil

(Amounts in thousands)
Balance December 31, 2025	$798,818
New contracts, change orders, and adjustments	229,106
Less: contract revenue recognized in 2026	(250,131)
Balance September 30, 2026	$777,793

Transportation

(Amounts in thousands)
Balance December 31, 2025	$1,232,262
New contracts, change orders, and adjustments	(26,360)
Less: contract revenue recognized in 2026	(269,356)
Balance September 30, 2026	$936,546

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, including amounts funded to support projects under GIAs and the Financial Assistance Agreement, and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, and investment in machinery and equipment for our projects. On August 13, 2026, the Company entered into the Financial Assistance Agreement and the Second Amendment to the Credit Agreement, which document and implement continuing financing arrangements with certain sureties and provide Credit Agreement relief as described below.

We will receive the proceeds from the exercise of Warrants for cash. We believe the likelihood that Warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our common stock. On November 6, 2026, the closing price of our common stock was $0.68 per share. To the extent the market price of our common stock remains below the exercise price of $11.50 per share, we believe that Warrant holders will be unlikely to exercise their Warrants for cash, resulting in little or no cash proceeds to us for any such exercise. To the extent we receive any cash proceeds, we expect to use such proceeds for general corporate and working capital purposes, which would increase our liquidity. However, we do not expect to rely materially on the cash exercise of Warrants to fund our operations.

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

During the fourth quarter of the year ended December 31, 2025, the Company experienced certain liquidity challenges resulting primarily from an adverse court ruling related to the WSCC Project. The ruling resulted in a judgment of approximately

$89.1 million, inclusive of principal, fees, and interest. The ruling limited the Company’s enforceable right to recover amounts previously expected to be realized from claims associated with the project. In addition, under GIAs, certain sureties advanced funds to support bonded project obligations and ongoing project performance. Certain sureties also funded a portion of the WSCC Project judgment and are obligated to fund additional amounts pursuant to a settlement agreement entered into by the Company on March 27, 2026.

On August 13, 2026, the Company, certain sureties as lenders, and the agent under the Credit Agreement entered into the Second Amendment. The Second Amendment documents the post-assignment restructuring of the Credit Agreement and provides interest, amortization, covenant and prepayment relief unless and until such time that the pre-assignment terms are reinstated due to events of default or acceleration events as set forth in the Second Amendment.

On August 13, 2026, the Company entered into the Financial Assistance Agreement to document and implement the Company’s ongoing financing arrangements with certain sureties in respect of certain bonded construction projects. As of September 30, 2026, the total amount of Bonding Surety Financing was $65.3 million and the total amount of Non-Bonding Financing was $168.6 million.

On August 26, 2026, certain subsidiaries of Southland entered into the Settlement Agreement, pursuant to which the Company paid $5.0 million to Liberty on September 28, 2026, to fully resolve and settle approximately $36.4 million of losses incurred by Liberty as a surety in connection with the WSCC Project, of which approximately $34 million relates to the WSCC Project judgment.

The Company is negotiating repayment terms for amounts paid by Zurich on behalf of the Company in connection with the WSCC Project. As of September 30, 2026, the Company had $55.4 million related to the WSCC Project settlement funded by Zurich included in surety payable on the unaudited condensed consolidated balance sheets. Zurich has agreed to forbear from seeking repayment of the amounts related to the WSCC Project settlement until at least November 13, 2027.

As of September 30, 2026, the Company had aggregate surety payables of $55.4 million after giving effect to the Financial Assistance Agreement and the Settlement Agreement. Approximately $209.8 million of amounts previously reported as surety payables were reclassified to long term debt on the unaudited condensed consolidated balance sheets pursuant to the Financial Assistance Agreement.

The Company and certain sureties entered into a tolling agreement pursuant to which such sureties agreed to forbear from seeking repayment of surety payables relating to advances made under GIAs until December 31, 2042.

Based on the Company’s current cash position, expected operating cash flows, existing backlog, and the actions taken by management to address recent liquidity challenges, management believes that the Company has sufficient liquidity to meet its operational and financial obligations as they come due for at least the next twelve months.

As previously reported, on September 23, 2026, the Company received notification (the “Notice”) from NYSE Regulation (“NYSE Regulation”) of NYSE American that the Company is not currently in compliance with NYSE American’s continued listing standards set forth in Sections 1003(a)(i) and 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”). As required by the Company Guide, the Company submitted a detailed plan on October 22, 2026. The detailed plan advised NYSE Regulation of actions the Company has taken or intends to take to regain compliance with the continued listing standards by the compliance deadline of March 23, 2028.

If NYSE Regulation accepts the Company’s plan, the Company expects to be able to continue its listing during the plan period and will be subject to continued periodic review by the NYSE Regulation staff. If the Company does not submit a plan or if the plan is not accepted, delisting proceedings will commence. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards by March 23, 2028, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with the Company Guide. The receipt of the Notice does not affect the Company’s business operations or its reporting obligations with the SEC.

The following table sets forth summary change in cash, cash equivalent and restricted cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(Amounts in thousands)	September 30, 2026	September 30, 2025
Net cash provided by (used in) operating activities	$(183,683)	$6,893
Net cash provided by investing activities	12,058	3,089
Net cash provided by (used in) financing activities	150,979	(40,263)
Effect of exchange rate changes	(11)	64
Net change in cash, cash equivalents, and restricted cash	$(20,657)	$(30,217)

Net cash used in operating activities was $183.7 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the primary drivers in cash used in operating activities were a decrease of $174.6 million in accounts payable, retainage payable and accrued liabilities, $80.6 million in net loss and a decrease of $70.8 million in contract liabilities and $28.7 million in gain on extinguishment of surety payable, offset by a decrease of $109.4 million in contract assets, a decrease of $49.3 million in accounts and retainage receivable and $16.1 million in depreciation and amortization. Net cash provided by operating activities was $6.9 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash provided by operating activities were $57.2 million in deferred taxes, an increase of $28.2 million in accounts payable and accrued liabilities and an increase of $18.5 million in contract liabilities, offset by $89.7 million in net loss and an increase of $11.1 million in contract assets.

Net cash provided by investing activities was $12.1 million during the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the primary driver in cash provided by investing activities was $13.1 million in proceeds from sale of property and equipment, offset by $1.5 million in purchases of property and equipment. Net cash provided by investing activities was $3.1 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash provided by investing activities were $6.3 million in proceeds from sale of property and equipment, offset by $3.4 million in purchases of property and equipment.

Net cash provided by financing activities was $151.0 million for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the primary drivers in cash provided by financing activities were $220.7 million in advancement of surety funds, offset by $67.9 million in payments on notes payable. Net cash used in financing activities was $40.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the primary drivers in cash used in financing activities were $39.0 million in payments on notes payable and $0.8 million in payments of finance lease and financing obligations.

As of September 30, 2026, we had total debt of $426.1 million, of which $39.6 million is due within the next twelve months.

Credit Agreement and Second Amendment

On September 30, 2024, the Company entered into the Credit Agreement with Callodine Commercial Finance, LLC as administrative agent and lender.

The Credit Agreement provided for a four-year secured $160.0 million term loan facility, consisting of a $140.0 million initial draw term loan and a $20.0 million committed delayed draw term loan with a maturity date of September 30, 2028.

On March 17, 2026, the Company entered into the Assignment and Assumption Agreement. Pursuant to the Assignment and Assumption Agreement, the Company paid the Resigning Agent, for the benefit of the Resigning Agent and the Assignors, approximately $15.4 million with respect to the loans of which approximately $14.4 million consisted of principal and approximately $1.0 million consisted of accrued interest and fees. Also, each Assignor sold and assigned to the Assignees, and each Assignee purchased and assumed from the Assignors, all of each such Assignor’s (i) right, title and interest to loans under the Credit Agreement, and (ii) rights and obligations, solely as a lender, under the Credit Agreement and related loan documents (including the Assignor’s right, title and interest in any collateral securing obligations under the Credit Agreement) (the “Assigned Interest”). The aggregate principal amount of loans comprising the Assigned Interest is approximately $110.0 million, and the Assignees agreed to pay an aggregate purchase price of approximately $110.0 million to the Resigning Agent for the ratable benefit of the Assignors. In addition, concurrently with the assignment of the Assigned Interests, the Delayed Draw was terminated and of no further force or effect. As consideration for the foregoing, the Company agreed to sell idle equipment and other assets and pursue claim collections, with the proceeds from such transactions going towards payment of the principal balance of the loan prior to maturity.

On August 13, 2026, the Company entered into the Second Amendment, with a retroactive date of March 17, 2026. The Second Amendment documents the post-assignment restructuring of the Credit Agreement and provides the Company with interest, amortization, covenant and prepayment relief unless and until such time that the pre-assignment terms are reinstated due to events of default or acceleration events as set forth in the Second Amendment. During the relief period, loans and other monetary obligations bear interest at a fixed rate of 4.00% per annum, accrued interest is capitalized as payment-in-kind interest and added to principal, scheduled quarterly amortization payments are suspended, and certain early termination premium obligations are suspended, subject to reinstatement and related recalculation provisions upon specified events of default or acceleration events. The Second Amendment also revises certain mandatory prepayment and reinvestment provisions and modifies certain borrowing base, liquidity, cash-management and related reporting requirements. The Credit Agreement continues to mature on September 30, 2028, unless accelerated earlier.

Due to the retroactive decrease in the interest rate on the Term Loan resulting from the Second Amendment, a $2.8 million adjustment was made to previously recorded interest expense in the quarter ended September 30, 2026.

During the three and nine months ended September 30, 2026, the Company paid down $3.1 million and $34.6 million on the Term Loan, respectively. As of September 30, 2026, the balance of the Term Loan was $93.3 million. During the three and nine months ended September 30, 2025, the Company paid down $4.5 million and $10.4 million on the Term Loan, respectively.

As of September 30, 2026, the Company was in compliance with all applicable covenants under the Credit Agreement, as amended.

Financial Assistance Agreement

On August 13, 2026, the Company entered into the Financial Assistance Agreement, effective as of October 1, 2025, to document and implement the Company’s ongoing financing arrangements with such sureties in respect of certain bonded construction projects. The Financial Assistance Agreement provides for, among other things, cash-management arrangements, reaffirmation of indemnity, reimbursement and subrogation obligations under existing GIAs and related surety arrangements, covenants and events of default, and the restructuring of certain surety financing arrangements outstanding.

Under the Financial Assistance Agreement, any surety providing bonds after October 1, 2025 is deemed to be providing “Bonding Surety Financing,” and any surety providing financing that is not Bonding Surety Financing is deemed to be providing “Non-Bonding Financing.” The Financial Assistance Agreement provides for the terms of certain Non-Bonding Financing arrangements with the Non-Bonding Sureties, including the conversion of certain Non-Bonding Financing into Preferred Shares in accordance with the Preferred Shares Term Sheet. The Preferred Shares may be issued to certain sureties based on a portion of expected project losses, with remaining Non-Bonding Financing treated as unsecured indebtedness of the indemnitors, subject to specified payment, forgiveness, release and revocation provisions. The Financial Assistance Agreement also provides that Bonding Surety Financing bears interest at the rate of four percent (4%) per annum, and accrued interest is capitalized and added to the principal amount of financial assistance giving rise thereto on the first day of each calendar year. As of September 30, 2026, the total amount of Bonding Surety Financing was $65.3 million and the total amount of Non-Bonding Financing was $168.6 million. Approximately $209.8 million of amounts previously reported as surety payables were reclassified to long term debt on the unaudited condensed consolidated balance sheets pursuant to the Financial Assistance Agreement.

Under the terms of the Financial Assistance Agreement, each applicable surety panel, which consists of a lead surety and any participating co-sureties for each project, has determined the expected loss for Non-Bonding Financing to fund to completion the outstanding bonded projects for the applicable surety panel. The Preferred Shares Term Sheet contemplates that the amount initially converted and issued as the Preferred Shares equals the lesser of the Non-Bonding Financing amount as of June 30, 2026, and 50% of the expected funding for each surety panel. The Preferred Shares will have a stated value of $1,000 per share and a liquidation preference equal to such stated value, will rank senior to any other class or series of equity of the

Company, and will not be convertible into any other securities of the Company. The remaining portion of Non-Bonding Financing for which the Preferred Shares are not issued will constitute unsecured indebtedness of the indemnitors, will bear no interest, and will not be subject to mandatory amortization payments; however, the indemnitors are required to make specified payments in respect of such Non-Bonding Financing, including certain net cash proceeds from claims on bonded projects and 5% of annual operating cash flow. On September 30, 2026, the Company entered into the first amendment to the Financial Assistance Agreement, pursuant to which the date by which the Preferred Shares are required to be issued was extended to no later than November 13, 2026.

Subsequent to September 30, 2026, the Company entered into the second amendment to the Financial Assistance Agreement, effective as of November 11, 2026, pursuant to which the date by which the Preferred Shares are required to be issued was extended to no later than December 18, 2026.

The Financial Assistance Agreement required an initial funding commitment by the sureties of not less than $10.0 million, subject to the conditions set forth therein, which has been satisfied through the advancement of surety funds. Except for the initial funding commitment, the sureties have no obligation to provide additional funding or financial assistance, and any additional financial assistance is subject to the sureties’ discretion. The Financial Assistance Agreement also provides for the grant of certain collateral to secure specified obligations, including Bonding Surety Financing, and excludes from such collateral any monetary recovery or other funds received in connection with the WSCC Project litigation, to the extent such funds are applied toward the settlement of such litigation.

The Second Amendment to the Credit Agreement, Financial Assistance Agreement and the WSCC Project settlement funded by Zurich were accounted for as a TDR in accordance with ASC 470-60, as the Company was experiencing financial difficulties and the lenders granted concessions, including a reduction in the effective interest rate. The principal changes to the financing arrangements included a reduction in interest rate, changes to scheduled payments and waivers of any and all defaults, potential defaults and covenant violations under the Credit Agreement. The total undiscounted future cash payments were more than the carrying amount of the existing debt immediately prior to the restructuring; accordingly, no gain was recognized during the three and nine months ended September 30, 2026. The carrying amount of the debt was not reduced, and the Company established a new effective interest rate based on the revised contractual cash flows. The accounting treatment will be reevaluated for any subsequent amendments to these agreements.

Secured Notes

We enter into secured notes in order to finance growth within our business. As of September 30, 2026, we had outstanding secured notes expiring between March 2027 and March 2033. Interest rates on the secured notes range between 0.00% and 12.90%. The secured notes are collateralized by certain assets of Southland’s fleet of equipment.

Unsecured Notes

We enter into unsecured notes in order to finance growth within our business. As of September 30, 2026, we had outstanding secured notes expiring March 2033. Interest rates on the unsecured notes are 4.00%.

Mortgage Notes

We enter into mortgage notes in order to finance growth within our business. As of September 30, 2026, we had a mortgage note expiring in February 2029. The interest rate on the mortgage note was 5.99%. The mortgage note is collateralized by certain real estate owned by Southland.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 – “Commitments and Contingencies”, included in the notes to our unaudited condensed consolidated financial statements included under Part I of this Quarterly Report.

Item 1A. Risk Factors

Except as set forth below, there have been no additional risk factors identified and no material changes with regard to the risk factors previously disclosed under “Item 1A. Risk Factors” to Part I of our Annual Report on Form 10-K as of the fiscal year ended December 31, 2025.

Our liquidity, ability to complete bonded projects, and financial condition depend in part on our compliance with the Financial Assistance Agreement the Second Amendment, which is subject to covenants, restrictions, and the sureties’ discretion.

Our ability to complete bonded projects and meet liquidity needs depends in part on our compliance with the Financial Assistance Agreement. Under the Financial Assistance Agreement, the sureties have no obligation to provide additional funding or financial assistance, and any additional financial assistance is subject to the sureties’ discretion. The Financial Assistance Agreement also contains cash-management provisions, covenants, events of default, restrictions on certain transfers, distributions, bonuses and affiliate payments, and remedies that may be exercised upon default, including suspension or termination of funding and withdrawal of funds from managed cash control accounts. In addition, the Financial Assistance Agreement requires us to issue senior non-voting preferred shares to certain sureties in connection with such sureties’ funding, subject to specified payment, forgiveness, release and revocation provisions. If we are unable to comply with the Financial Assistance Agreement or the Second Amendment, or if surety support or bonding capacity is reduced or unavailable, our liquidity, ability to perform bonded projects, financial condition and results of operations could be materially adversely affected. In addition, upon specified events of default or acceleration events under the Second Amendment, the relief provided by the Second Amendment may terminate and the original terms under the Credit Agreement may be reinstated, including less favorable interest, amortization, early termination premium, covenant, borrowing base, liquidity, cash-management and reporting requirements. Any such reinstatement could increase our cash obligations, reduce our financial flexibility, and materially adversely affect our liquidity, ability to perform bonded projects, financial condition and results of operations.

NYSE American may not accept the Company’s plan of compliance.

The Company has submitted the plan of compliance to the NYSE American. If the NYSE American accepts the Company’s plan, the Company will be able to continue its listing during the plan period and will be subject to continued periodic review by the NYSE American staff. If the plan is not accepted, or is accepted but the Company is not in compliance with the continued listing standards by March 23, 2028, or if the Company does not make progress consistent with the plan during the plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. There can be no assurance that the Company’s compliance plan will be accepted or that it will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

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
10.1

Amended and Restated Employment Agreement, dated as of August 11, 2026, between Southland Holdings, Inc. and Keith Bassano (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2026).

10.2§

Financial Assistance Agreement, dated as of August 13, 2026, with a retroactive effective date of October 1, 2025, by and among Southland Holdings, Inc., Southland Holdings LLC, the other principals and indemnitors party thereto, Berkshire Hathaway Specialty Insurance Company, Zurich American Insurance Company, Hartford Fire Insurance Company, Euler Hermes North America Insurance Company, Markel Insurance Company, Western Surety Company, Federal Insurance Company and Berkshire Hathaway Specialty Insurance Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2026).

10.3

Term Loan and Security Agreement, dated as of August 13, 2026, with a retroactive effective date of March 17, 2026, by and among Southland Holdings LLC, as borrower, Southland Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Alana Porrazzo, in her capacity as trustee of the Southland Collateral Trust, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2026).

10.4

Settlement Agreement, dated as of August 26, 2026, by and among Liberty Mutual Insurance Company, Zurich American Insurance Company and Fidelity and Deposit Company of Maryland, American Bridge Company, American Bridge Holding Company, American Bridge Manufacturing Company, American Dock & Transfer Company, American Bridge International Corporation, American Bridge Canada Company, and Southland Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2026).

10.5

First Amendment to Financial Assistance Agreement, dated as of September 30, 2026, by and among Southland Holdings, Inc., Southland Holdings LLC, the other principals and indemnitors party thereto, Berkshire Hathaway Specialty Insurance Company, Zurich American Insurance Company, Hartford Fire Insurance Company, Euler Hermes North America Insurance Company, Markel Insurance Company, Western Surety Company, Federal Insurance Company and Berkshire Hathaway Specialty Insurance Company, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2026).

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
101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets (Unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

*   Filed herewith.

** Furnished herewith.

§   In accordance with Item 601(b)(10)(iv) of Regulation S-K, certain provisions or terms of the Financial Assistance Agreement have been redacted because they are both not material and are the type that the Company treats as private or confidential. Such redacted information includes information about certain projects of the Company. The Company undertakes to furnish an unredacted copy of the exhibit to the U.S. Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2026

SOUTHLAND HOLDINGS, INC.

By:	/s/ Frank Renda
Name:	Frank Renda
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith Bassano
Name:	Keith Bassano
Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)